Form 10QSB
period 1995-03-31
FIRETECTOR INC
filed 1995-05-22
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1995

                    -------------------------
                  COMMISSION FILE NUMBER O-17580
                    -------------------------

                          FIRETECTOR  INC.
(Exact name of small business issuer as specified in its charter)


               Delaware                       11-2941299
      (State or jurisdiction of      (IRS Employer identification
   incorporation or organization)               Number)


262 Duffy Avenue, Hicksville, New York               11801
(Address of principal executive offices             Zip Code)

                           (516) 433-4700
       (Registrant's telephone number, including area code)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [  ]


     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date:   As of May 22, 1995, 3,183,400 shares of Registrant's
Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                   March 31,
                                                     1995
                                              ----------------
ASSETS
Current assets:
  Cash                                         $     60,566
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $128,101                3,699,024
  Inventories                                     1,808,940
  Prepaid expenses and other current assets         170,269
                                                -------------
Total current assets                              5,738,799


Property and equipment at cost, less
 accumulated depreciation and
 amortization of $470,772                           485,033
Software development costs, net                     105,319
Other assets                                        515,853



                                               -------------
Total assets                                     $6,845,004
                                               =============

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                    March 31,
                                                       1995
                                               ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank - in default                   $2,336,915
  Other notes payable                                 375,839
  Accounts payable and accrued expenses             1,824,730
  Unearned service revenue                            307,472
  Current portion of capital lease obligations          5,177
                                                   ------------
Total current liabilities                           4,850,133


Other notes payable, less current portion             164,980
Capital lease obligations, less current portion         3,582
 Due to affiliated companies                           66,878
                                                    -----------
Total liabilities                                   5,085,573



Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - 425,000 shares issued
    and outstanding                                   425,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,183,400 shares                                    3,183
  Capital in excess of par                          5,292,611
  Deficit                                          (3,961,363)
                                                   -----------
Total stockholders' equity                          1,759,431
                                                   -----------
Total liabilities and stockholders' equity         $6,845,004
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                     For The Three Months Ended
                                              March 31,
                                            1995        1994
                                          ---------------------
Net sales                               $2,461,929   $2,038,922
Service revenues                         1,065,587      879,417
                                        -----------------------
Total revenues                           3,527,516    2,918,339
                                        -----------------------

Cost of sales                            1,731,889    1,193,318
Cost of service                            533,268      558,287
Selling, general and administrative      1,058,512    1,054,681
Interest expense                            86,763       28,750
Depreciation and amortization expense       63,303       30,543
Other (income) net                                          324
                                         ----------------------
                                         3,473,735    2,865,903
                                         ----------------------
Net income                               $  53,781   $   52,436
                                         ======================


Per share data:                          ----------------------
   Net income                             $   0.02   $     0.01
                                         ======================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)

                                         For the Six Months Ended
                                                 March 31,
                                           1995              1994
                                         ------------------------
Net sales                                $4,506,597    $3,661,644
Service revenues                          2,094,819     1,645,177
                                         ------------------------
Total revenues                            6,601,416     5,306,821
                                         ------------------------
Cost of sales                             2,936,673     2,133,256
Cost of service                           1,198,559     1,012,250
Selling, general and administrative       2,113,423     1,989,340
Interest expense                            163,810        52,804
Depreciation and amortization expense       115,287        63,981
Other (income) net                                            303
                                         ------------------------
                                          6,527,752     5,251,934
                                         ------------------------
Net income                               $   73,664     $  54,887
                                         ========================

 Per share data:                        -------------------------
    Net income                            $    0.02     $   0.01
                                        =========================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                         For The Six Months Ended
                                                   March 31,
                                               1995          1994
                                          -----------------------
OPERATING ACTIVITIES
Net income                                   $ 73,664   $54,887
Adjustments to reconcile net income to
 net cash (used in) operating activities:
  Depreciation and amortization               115,287    81,534
  Provision for doubtful accounts              30,000    15,000
Changes in operating assets and liabilities:
  Accounts receivable                          79,310   (484,387)
  Inventories, prepaid expenses and other
   current assets                            (241,297)  (604,209)
  Accounts receivable from affiliated
   company                                                58,648
  Other assets                               (105,684)   304,393
  Accounts payable and accrued expenses        61,020    157,776
  Unearned service revenue                    (66,796)    23,930
  Due to affiliated companies                   5,665     61,993
                                            ---------------------
Net cash used in operating activities         (48,831)  (330,435)

INVESTING ACTIVITIES
Purchases of property and equipment           (82,987)   (25,747)
Software development costs                              (165,372)
                                            ---------------------
Net cash used in investing activities         (82,987)  (191,119)

FINANCING ACTIVITIES
Principal payments on revolving line of
  credit, long term debt, and capital
  lease obligations                          (271,170)  (106,930)
Proceeds from notes payable                   369,296    465,186
Proceeds from sale of Common Stock                       105,000
Expenses associated with outstanding Warrants            (14,978)
                                            ---------------------
Net cash provided by financing activities      98,126    448,278

Net decrease in cash and cash equivalents     (33,692)   (73,276)
Cash and cash equivalents at beginning
  of year                                      94,258     80,850
                                            ---------------------
Cash and cash equivalents at end of period    $60,566     $7,574
                                            =====================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

               FIRETECTOR INC. AND SUBSIDIARIES
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED MARCH 31, 1995
                          (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 1994.

2. INVENTORY

Inventories are priced at the lower of cost (first- in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Registrant has a credit facility with a New York City bank for $2,750,000. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,250,000 revolving line of credit through March 31, 1995. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder. Further, in exchange for options to acquire 500,000 shares of the Registrant's common stock at an exercise price of $.30 per share, an affiliate of Mirtronics has guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility is renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears an interest rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1994, and continuing through March 31, 1995, the Registrant was in default of several of its financial covenants. The Registrant is in continuous discussions with its bank in regard to these defaults and since no waivers have been obtained as of yet, all amounts due have been classified as current and in default.

4. TRANSACTIONS WITH RELATED PARTIES

At March 31, 1995, the Registrant was indebted to Mirtronics and its subsidiaries for materials, loans, and miscellaneous advances in the aggregate amount of $66,878, which is net of $236,533 due from Mirtronics. This indebtedness is secured by a pledge of all of the Registrant's assets and is subordinate to debt payable to the Registrant's bank. The Registrant is also indebted, on a demand basis to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $182,037 at March 31, 1995.

On March 3, 1995 the Registrant entered into a Debt/Equity Agreement with Mirtronics, whereby Mirtronics will have the right, exercisable from time to time until September 30, 1996, to convert all or part of the Registrant's debt to Mirtronics into shares of Class A, Series 1 Preferred Stock, at the conversion price of $1.00 per share, or one share of Preferred Stock for each dollar of debt converted. The Preferred Stock may be converted into Common Stock at the rate of two Common shares for one share of Preferred.

On March 16, 1995, Mirtronics converted $425,000 of debt into
425,000 shares of Class A, Series 1 Preferred Stock.

5. STOCKHOLDERS' EQUITY

In June 1993, the Registrant sold 375,000 units at a price of $3.50 per unit. The net proceeds, after accounting for direct expenses of the offering, were $908,000. Each unit sold consisted of three shares of Common Stock, $.001 par value, and three common stock purchase warrants ("warrants"). Each warrant entitles the registered holder to purchase one share of common stock at a price of $1.63, exercisable at any time through June 9, 1995. The exercise term is extendible by the Registrant at its sole discretion. The warrants became separately transferable and detachable 180 days after the close of the offering.
The Preferred shares provide for cash dividends, when and if declared, at a rate per share equal to the interest rate charged by the Registrant's bank to its preferred customers (9% at March

31, 1995). Redemption is restricted by the Registrant's bank credit facility.

6. ACQUISITIONS

On October 1, 1994 the Registrant formed a new subsidiary, Amco
Maintenance Corp. to perform the cleaning requirements of its service contracts.

On April 1, 1994 the Registrant formed a new subsidiary,  Systems
Service Technology Corp. which acquired selected assets of a New
York City service organization. The purchase price is payable over three years based on a formula of selected revenues.

7. LEGAL PROCEEDINGS

On December 29, 1994 Casey Systems, Inc. ("Casey") filed suit in the United States District Court for the Southern District of New York against its largest competitor in the New York City life safety market, Firecom, Inc. and a number of its affiliates. The suit, which seeks legal damages in excess of $10,000,000 and certain equitable remedies, is based on numerous Federal and State claims including, without limitations, violation of Federal and New York State anti-trust statutes, unfair competition, unlawful theft of proprietary information, deceptive trade practices, tortious interference with contract and other claims. The suit also sets forth a breach of contract claim against a customer of Casey who improperly breached a binding contract with Casey.

8. SUBSEQUENT EVENTS

On May 17, 1995 Mirtronics converted an additional $250,000 of debt into 250,000 shares of Class A, Series 1 Preferred Stock.

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                           (Unaudited)

Liquidity and Capital Resources

The Registrant has a credit facility with a New York City bank for $2,750,000. At March 31, 1995 the Registrant owed $2,336,915 under the terms of the credit facility. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,250,000 revolving line of credit through March 31, 1995. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder. Further, in exchange for options to acquire 500,000 shares of the Registrant's common stock at an exercise price of $.30 per share, an affiliate of Mirtronics has guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility is renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears an interest rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1994, and continuing through March 31, 1995, the Registrant was in default of several of its financial covenants. The Registrant is in continuous discussions with its bank in regard to these defaults and since no waivers have been obtained as of yet, all amounts due have been classified as current and in default.

Management believes that an extension of the existing financing facility and anticipated positive cash flow from operations, primarily due to profits and the reduction in inventory levels, will enable the Registrant to satisfy these obligations as and when due.

Net cash used by operations for the six months ended March 31, 1995 amounted to $48,831 as compared to $330,435 for the comparable prior year period. The primary reason for the reduction in the use of cash was the increase in the volume of sales of over 20% for the six months ended March 31, 1995, in conjunction with the acceleration of the collection of outstanding receivables as well as current receivables, utilization of existing inventory and large purchases on favorable terms from suppliers.

At March 31, 1995 the Registrant and its affiliates were indebted (on a demand basis) to Mirtronics and its subsidiaries for materials, loans and miscellaneous advances in the aggregate amount of $66,878, which is net of $236,533 due from Mirtronics. This indebtedness is subordinated to the Credit Facility. The Registrant and its affiliates are also indebted to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, in the aggregate amount of $182,037 at March 31, 1995.

Results of Operations

The Registrant's total revenues during the three and six month periods ended March 31, 1995 increased to $3,527,516 and $6,601,416, respectively, as compared to $2,918,339 and $5,306,821 for the comparable periods of the prior year. Net income prior to the impact of interest and depreciation and amortization increased to $203,847 and $352,761 for the three and six month periods of the current year, respectively, as compared to $111,729 and $171,672 for the comparable period of the prior year. Results during the three and six month periods are impacted by approximately $100,000 and $150,000, respectively, of non-operating and/or non-recurring expenses related to relocation expenses (net of rent abatements), personnel reductions, amortization of acquisition costs, bank origination fees and legal expenses. In addition, depreciation increased significantly due to computer upgrades and capital investments in the Long Island and New York City facilities. During the current period, the impact of most of the Registrant's cost reductions were either not felt (since in place for only a part of the period) or offset by one time costs such as relocation. The increase in revenues is consistent with forecasts, and relates primarily to the Registrants' product and market diversification as well as increased fire control life safety service and sound product revenues and the acquisition of Systems Service Technology Corp. ("SST"). As a result of management's intensified focus on the service segment, service revenues increased 21% and 27% for the three and six month periods ended March 31, 1995, respectively, over the comparable 1994 periods due to an aggressive marketing approach and systems coming out of warranty.

Gross profit on product sales for the three and six month periods ended March 31, 1995 was 30% and 35%, respectively, as compared with 42% for the comparable 1994 periods. The difference in gross profit is primarily attributable to the fact that a fourth quarter adjustment was required at September 30, 1994 to adjust for utilizing an estimated gross profit margin for the first two quarters ended March 31, 1994 that was too high. Gross profit percentage for the six months ended March 31, 1995 is comparable to the percentage recorded for the year ended September 30, 1994 after reflecting the impact of the fourth quarter adjustment. At March 31, 1995, the Registrant performed a physical inventory of substantially all of its product, and this, together with the implementation of improved costing and a perpetual inventory system at the end of fiscal 1994, further supported the gross profit percentage reflected in the Registrant's financial statements at March 31, 1995. Gross profit was also impacted by a greater percentage of lower margin distributed product (as opposed to manufactured product) and activities of a competitor (see Note 7). Gross profit on service sales increased to 50% and 43% for the three and six month periods ended March 31, 1995 as compared to 37% and 39% for the comparable 1994 periods. This increase is due to over-absorption of fixed costs through higher volumes, more efficient use of labor and the elimination of outside subcontracted labor.

Net income for the three and six month periods ended March 31, 1995 increased to $53,781 and $73,664, respectively, as compared to net income of $52,436 and $54,887 for the comparable periods of the prior year. This increase is due to higher revenues, consistent gross margins on product revenue, and strict adherence to budget forecasts. Interest costs increased $58,013 and $111,006 for the three and six months of the current period, respectively, as compared to the same periods of the prior year. This is attributable to increases in the prime rate and credits received during the 1994 period. Due to computer upgrades and capital investments in the Long Island and New York City facilities, depreciation increased $32,760 and $51,306 for the three and six months of the current period, respectively, as compared to the same periods of the prior year. Comparison to the prior period should also consider the aforementioned fourth quarter adjustment.

Selling, general and administrative expenses, as a percentage of sales, decreased to 30% and 32%, respectively, for the three and six month periods ended March 31, 1995 from 36% and 37% for the comparable periods of the prior year. This decrease is a result of increased revenues, tighter controls being placed on all expenditures, strict adherence to budgets, realization of the benefits of personnel reductions, and is offset by the acquisition of the Registrant's newest subsidiary SST, and the opening of a service facility in New York City.

The backlog of orders at March 31, 1995 amounted to $4,800,000 as compared to $4,500,000 at December 31, 1994. Management expects to improve profitability as the Registrant realizes contributions from Pyrotech and SST and increased shipments from Casey Systems, Inc. made under tighter controls.

                        Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

               Not Applicable

Item 2.   Changes in Securities.

               Not Applicable

Item 3.   Defaults Upon Senior Securities.

               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

               Not Applicable

Item 5.   Other Information.

     On March 15, 1995, Mirtronics Inc., the Registrant's largest stockholder converted $425,000 of debt owed to it by the Registrant into 425,000 shares of Class A, Series 1 Preference Shares (the "Preference Shares"), pursuant to the terms and conditions of a Debt/Equity Coversion Agreement (the "Agreement"), dated as of March 15, 1995. The Agreement provides Mirtronics with the right to convert outstanding debt owed to it by the Registrant into Preference Shares. The Preference Shares
(i) are entitled to two(2) votes per share; (ii) convert to two
(2) shares of Common Stock for each share of Preference Stock;
(iii) provide the holders thereof the right, at any time and from time to time, to require the the Registrant to redeem the Preference Stock together with all accrued and unpaid dividends thereon; and (iv) provide the holders thereof with certain protections against diminution of the the Registrant's assets and certain organic changes in the existence of the the Registrant. While the Preference Shares may be redeemed at the option of the holder or the Registrant it is quite unlikely to occur due to strict covenants in the Registrant's credit facility. It is not anticipated that the lender will allow dividends, redemptions, or debt payments to related parties until the Registrant shows a continued record of acceptable profits.

Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Exhibit 4.1  Certificate of Amendment of
Certificate of Designation, Preferences and Rights of Class A,
Series 1 Preference Shares of Firetector Inc.

             Exhibit 10.1  Debt/Equity Conversion Agreement,
dated as of March 15, 1995, bewteen Mirtronics Inc. and Firetector Inc.

          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: May 22, 1995                 DENNIS P. McCONNELL
                           ------------------------------------
                                   DENNIS P. McCONNELL,
                                  (ASSISTANT SECRETARY)