Form 10QSB
period 1995-06-30
FIRETECTOR INC
filed 1995-08-11
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1995

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


     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date:   As of August 11, 1995, 3,183,400 shares of Registrant's
Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                   June 30,
                                                     1995
                                              ----------------
ASSETS
Current assets:
  Cash                                         $      4,981
  Accounts receivable, principally
   trade, less allowance for
   doubtful accounts of  $131,608                 3,445,040
  Accounts receivable from affiliated
   companies                                        256,398
  Inventories                                     2,076,104
  Prepaid expenses and other current assets         203,211
                                                -------------
Total current assets                              5,995,734


Property and equipment at cost, less
 accumulated depreciation and
 amortization of $503,456                           464,705
Software development costs, net                      96,543
Other assets                                        509,190



                                               -------------
Total assets                                     $7,066,172
                                               =============

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                     June 30,
                                                      1995
                                               ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank                                $1,901,009
  Other notes payable                                 380,275
  Accounts payable and accrued expenses             1,802,763
  Unearned service revenue                            301,671
  Current portion of capital lease obligations          2,000
                                                   ------------
Total current liabilities                           4,387,718


Note payable bank                                     369,049
Other notes payable, less current portion             143,051
Capital lease obligations, less current portion         5,317
 Due to affiliated companies                           60,663
                                                    -----------
Total liabilities                                   4,965,798



Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - 675,000 shares issued
    and outstanding                                   675,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,183,400 shares                                    3,183
  Capital in excess of par                          5,292,611
  Deficit                                          (3,870,420)
                                                   -----------
Total stockholders' equity                          2,100,374
                                                   -----------
Total liabilities and stockholders' equity         $7,066,172
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                     For The Three Months Ended
                                               June 30,
                                            1995        1994
                                          ---------------------
Net sales                               $2,477,482   $2,270,055
Service revenues                           976,337      902,570
                                        -----------------------
Total revenues                           3,453,819    3,172,625
                                        -----------------------

Cost of sales                            1,512,968    1,254,803
Cost of service                            560,843      680,089
Selling, general and administrative      1,157,209    1,127,139
Interest expense                            78,861       55,032
Depreciation and amortization expense       53,000       38,501
Other (income) net                              (5)      (1,170)
                                         ----------------------
                                         3,362,876    3,154,394
                                         ----------------------
Net income                               $  90,943   $   18,231
                                         ======================


Per share data:                          ----------------------
   Net income                             $   0.02   $     0.01
                                         ======================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)

                                           For the Nine Months
                                                   Ended
                                                  June 30,
                                           1995              1994
                                         ------------------------
Net sales                                $6,984,079    $5,931,699
Service revenues                          3,071,156     2,547,747
                                         ------------------------
Total revenues                           10,055,235     8,479,446
                                         ------------------------
Cost of sales                             4,449,641     3,388,059
Cost of service                           1,759,402     1,692,339
Selling, general and administrative       3,270,632     3,116,479
Interest expense                            242,671       107,836
Depreciation and amortization expense       168,287       102,482
Other (income) net                                          (867)
                                         ------------------------
                                          9,890,633     8,406,238
                                         ------------------------
Net income                               $  164,602     $  73,118
                                         ========================

 Per share data:                        -------------------------
    Net income                            $    0.05     $   0.02
                                        =========================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                             For The Nine Months
                                                     Ended
                                                    June 30,
                                               1995          1994
                                          -----------------------
OPERATING ACTIVITIES
Net income                                   $164,602   $73,118
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
   Depreciation and amortization              168,287   128,875
   Provision for doubtful accounts             45,000    30,000
Changes in operating assets and liabilities:
   Accounts receivable                        353,294   (775,880)
   Inventories, prepaid expenses and other
     current assets                          (541,403)  (782,127)
   Accounts receivable from affiliated
     company                                  (59,631)    39,187
   Other assets                              (110,559)   134,426
   Accounts payable and accrued expenses       39,053    336,958
   Unearned service revenue                   (72,597)    25,289
   Due to affiliated companies                249,450    202,541
                                            ---------------------
Net cash provided by (used in)
  operating activities                        190,496   (587,613)

INVESTING ACTIVITIES
Purchases of property and equipment           (95,342)  (104,059)
Software development costs                               (57,893)
                                            ---------------------
Net cash used in investing activities         (95,342)  (161,952)
FINANCING ACTIVITIES
Principal payments on revolving line of
  credit, long term debt, and capital
  lease obligations                          (411,706)  (107,953)
Proceeds from notes payable                   227,275    620,186
Proceeds from sale of Common Stock                       105,000
Expenses associated with outstanding Warrants            (14,978)
                                            ---------------------
Net cash (used in) provided by
  financing activities                       (184,431)   602,255
Net decrease in cash and cash equivalents     (89,277)  (147,310)
Cash and cash equivalents at beginning
  of year                                      94,258     80,850
                                            ---------------------
Cash and cash equivalents at end of period    $ 4,981   $(66,460)
                                            =====================
See accompanying Notes to the Consolidated Financial Statements.
/TABLE

               FIRETECTOR INC. AND SUBSIDIARIES

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED JUNE 30, 1995
                         (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary's annual report on Form 10KSB for the year ended September 30, 1994.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

   The Registrant has a credit facility with a New York City bank for $2,750,000. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,250,000 revolving line of credit through June 30, 1995. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder. Further, in exchange for options to acquire 500,000 shares of the Registrant's common stock at an exercise price of $.30 per share, an affiliate of Mirtronics has guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility is renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears interest at a rate of 5% above the prime rate of The

Royal Bank of Canada and is payable upon demand subject to its subordination.

   The Registrant and its bank have agreed upon extending the expiration date of the revolving line of credit to March 31, 1996, and a reduction of the maximum amount available to borrow to $2,000,000. All other aspects of the credit facility remain unchanged.

   The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1994, and continuing through March 31, 1995, the Registrant was in default of several of its financial covenants. At June 30, 1995 the Registrant had cured all defaults.

4. TRANSACTIONS WITH RELATED PARTIES

   At June 30, 1995, the Registrant was indebted to Mirtronics and its subsidiaries for materials, loans, and miscellaneous advances in the aggregate amount of $60,664. This indebtedness is secured by a pledge of all of the Registrant's assets and is subordinate to debt payable to the Registrant's bank. The Registrant is also indebted, on a demand basis to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $185,957 at June 30, 1995. The Registrant has a receivable from Mirtronics in the amount of $256,398 at June 30, 1995.

   On March 3, 1995 the Registrant entered into a Debt/Equity Agreement with Mirtronics, whereby Mirtronics will have the right, exercisable from time to time until September 30, 1996, to convert all or part of the Registrant s debt to Mirtronics into shares of Class A, Series 1 Preferred Stock, at the conversion price of $1.00 per share, or one share of Preferred Stock for each dollar of debt converted. The Preferred Stock may be converted into Common Stock at the rate of two Common shares for one share of Preferred.

   On March 16, 1995, Mirtronics converted $425,000 of debt into
425,000 shares of Class A, Series 1 Preferred Stock and on May
17, 1995, Mirtronics converted an additional $250,000 of debt into 250,000 shares of Class A, Series 1 Preferred Stock.

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

   On May 31, 1995 the Registrant reduced the unit price of the Warrants to $1.50 per unit. Management did not extend the expiration date of the Warrants, and therefore on June 9, 1995, the Warrants expired.

   In May 1995, the Registrant granted Judson Enterprises, Ltd.
100,000 options to purchase common stock at a price of $1.00 per share in exchange for investment banking services.

   The Preferred shares provide for cash dividends, when and if declared, at a rate per share equal to the interest rate charged by the Registrant's bank to its preferred customers (9% at June 30, 1995). Redemption is restricted by the Registrant's bank credit facility. The Preferred stock has the benefit of veto and super-majority protections against fundamental acts.

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

7. LEGAL PROCEEDINGS

   On December 29, 1994 Casey Systems Inc. ("Casey") filed suit in the United States District Court for the Southern District of New York against its largest competitor in the New York City life safety market, Firecom, Inc. and a number of its affiliates. The suit, which seeks legal damages in excess of $10,000,000 and certain equitable remedies, is based on numerous Federal and State claims including, without limitations, violation of Federal and New York State anti-trust statutes, unfair competition, unlawful theft of proprietary information, deceptive trade practices, tortious interference with contract and other claims. The suit also sets forth a breach of contract claim against a customer of Casey who improperly breached a binding contract with Casey. Casey has filed a motion to disqualify counsel for several of the defendants, which is pending.

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          (Unaudited)


Liquidity and Capital Resources

  The Registrant has a credit facility with a New York City bank for $2,750,000. At June 30, 1995 the Registrant owed $2,270,058 under the terms of the credit facility. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,250,000 revolving line of credit through June 30, 1995. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder. Further, in exchange for options to acquire 500,000 shares of the Registrant's common stock at an exercise price of $.30 per share, an affiliate of Mirtronics has guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility is renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears an interest rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination.

   The Registrant and its bank have agreed upon extending the expiration date of the revolving line of credit to March 31, 1996, and a reduction of the maximum amount available to borrow to $2,000,000. All other aspects of the credit facility remain unchanged.

   The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1994, and continuing through March 31, 1995, the Registrant was in default of several of its financial covenants. At June 30, 1995 the Registrant had cured all defaults.

   Management believes that anticipated positive cash flow from operations, primarily due to profits and the reduction in inventory levels, will enable the Registrant to satisfy these obligations as and when due.

   Net cash provided by operations for the nine months ended

June 30, 1995 amounted to $190,496 as compared to net cash used by operations of $587,613 for the comparable prior year period. The primary reason for the provision of cash was net income of $164,602 as compared to $73,118 for the comparable prior year period.

   At June 30, 1995 the Registrant and its affiliates were indebted (on a demand basis) to Mirtronics and its subsidiaries for materials, loans and miscellaneous advances in the aggregate amount of $60,664. This indebtedness is subordinated to the Credit Facility. The Registrant and its affiliates are also indebted to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, in the aggregate amount of $185,957 at June 30, 1995. The Registrant has a receivable from Mirtronics in the amount of $256,398 at June 30, 1995.

Results of Operations

   The Registrant's total revenues during the three and nine month periods ended June 30, 1995 increased to $3,453,819 and $10,055,235, respectively, as compared to $3,172,625 and $8,479,446 for the comparable periods of the prior year. Net income prior to the impact of interest and depreciation and amortization increased to $222,804 and $575,560 for the three and nine month periods of the current year, respectively, as compared to $111,764 and $283,436 for the comparable period of the prior year. Results during the nine month period is impacted by approximately $150,000 of non-operating and/or non-recurring expenses related to relocation expenses (net of rent abatements), personnel reductions, amortization of acquisition costs, bank origination fees and legal expenses. In addition, depreciation increased significantly due to computer upgrades and capital investments in the Long Island and New York City facilities. The increase in revenues is consistent with forecasts, and relates primarily to the Registrants' product and market diversification as well as increased fire control life safety service and sound product revenues and the acquisition of Systems Service Technology Corp. ( SST ). As a result of management's intensified focus on the service segment, service revenues increased 8% and 21% for the three and nine month periods ended June 30, 1995, over the comparable 1994 periods due to an aggressive marketing approach and systems coming out of warranty.

   Gross profit on product sales for the three and nine month periods ended June 30, 1995 was 39% and 36%, respectively, as compared with 45% and 43%, respectively, for the comparable 1994 periods. Gross profit as a percentage of sales for the nine months ended June 30, 1995 is comparable to the percentage recorded for the year ended September 30, 1994 after reflecting the impact of the fourth quarter adjustments. Gross profit was also impacted during the fiscal year by having a greater percentage of lower margin distributed product (as opposed to manufactured product) and activities of a competitor (see Note
7). Gross profit on service sales increased to 43% for the three and nine month periods ended June 30, 1995 as compared to 25% and 34% for the comparable 1994 period. This increase is due to over-absorption of fixed costs through higher volumes, more efficient use of labor and the elimination of outside subcontracted labor.

   Net income for the three and nine month periods ended
June 30, 1995 increased to $90,943 and $164,602, respectively, as compared to net income of $18,231 and $73,118 for the comparable periods of the prior year. This increase is due to higher revenues and strict adherence to budgets. Interest costs increased $23,829 and $134,835 for the three and nine months of the current period, respectively, as compared to the same periods of the prior year. This is attributable to increases in the prime rate and credits received during the 1994 period. Due to computer upgrades and capital investments in the Long Island and New York City facilities, depreciation increased $14,499 and $65,805 for the three and nine months of the current period, respectively, as compared to the same periods of the prior year. Results during the three month period were also impacted by approximately $50,000 relating to accounting charges related to the Credit Facility renewal, and legal fees relating to the litigation. (See note 7).

   Selling, general and administrative expenses, as a percentage of sales, decreased to 34% and 33%, respectively, for the three and nine month periods ended June 30, 1995 from 36% and 37% for the comparable periods of the prior year. This decrease is a result of increased revenues, tighter controls being placed on all expenditures, strict adherence to budgets, realization of the benefits of personnel reductions, and is offset by the acquisition of the Registrant s newest subsidiary SST, and the opening of a service facility in New York City.

   The backlog of orders at June 30, 1995 amounted to $6,400,000 as compared to $4,800,000 at March 31, 1995 and $4,500,000 at
December 31, 1994. Management expects to improve profitability as the increased backlog is shipped or performed. It is anticipated that the majority of the current backlog will be completed by the end of fiscal 1996.

                        Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

               Not Applicable

Item 2.   Changes in Securities.

               Not Applicable

Item 3.   Defaults Upon Senior Securities.

               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

               Not Applicable

Item 5.   Other Information.


Item 6.   a. Exhibits and Reports on Form 8-K.

     Exhibit 27.  Financial Data Schedule


          b. Reports on Form 8-K.

     On May 17, 1995, the Registrant filed a Report on Form 8-K reporting on Item 5. Not required, but filed with said Report on Form 8-K were pro-forma financial statements as at may 17, 1995. These financial statements gave effect to a conversion of debt to equity reported pursuant to Item 5.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: August 11, 1995              DENNIS P. McCONNELL
                           ------------------------------------
                                   DENNIS P. McCONNELL,
                                  (ASSISTANT SECRETARY)