Form 10KSB
period 1995-09-30
FIRETECTOR INC
filed 1996-01-16
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20459

                FORM 10-KSB-Annual or Transitional Report

  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 0-17580

                                 FIRETECTOR INC.
              (Exact name of Small Business Issuer in its charter)

           Delaware                                             11-2941299
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  262 Duffy Avenue, Hicksville, New York 11801
               (Address of principal executive offices) (zip code)

Issuer's telephone number, including area code:  (516) 477-4300

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information
statements be reference in Part III of this Form 10-KSB (   )

     State issuer's revenues for its most recent fiscal year: $13,527,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of January 8, 1996 was $3,244,205.00.

     As of January 8, 1996, the Registrant had 3,243,400 shares of Common Stock outstanding.

     Documents Incorporated by Reference:  None

                               PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

    Firetector Inc. ("Firetector" or the "Company") is a Delaware corporation organized in October 1988 to acquire controlling interests in companies engaged in the design, manufacture, sale and servicing of fire, life safety security, energy management, intercom, audio-video communication and other systems. Reference to Firetector or the Company include operations of each of its subsidiaries except where the context otherwise requires. Firetector's business is conducted through subsidiaries in New York City and Dallas Texas in three principal market categories:

      Service & Maintenance

      Engineered life safety systems

      Engineered sound systems

Firetector Products

    Firetector designs, manufactures, markets and sells its own proprietary life safety and communication systems and also engineers, markets and sells systems and products manufactured by other parties. Firetector's proprietary product line features the COMTRAK 1720 and 2000 Life Safety Systems and the TELTRAK Communications System.

    In 1973, New York City passed Local Law 5 requiring that all office buildings of 100 feet or more be outfitted with smoke detectors, manual and audio communicating systems for life safety and fire reporting purposes. In anticipation of the demand that this legislation would create for equipment and systems employing improved technology and design features, Firetector engaged in extensive research and development which led to its proprietary COMTRAK 1720 Life Safety System which has been installed in scores of buildings since the early 1980's.

    To meet the challenges of more stringent code requirements and a sluggish market for new construction, Firetector developed its new generation proprietary COMTRAK 2000 Life Safety System which utilizes the latest technology to not only meet the current code requirements, and satisfy the "wish list" of current COMTRAK customers, but many likely future code requirements as well. One of the improvements incorporated into the COMTRAK 2000 is a Fire Command Station which offers a new color CRT display system along with three sectional displays. These features provide the operator with a wide variety of pertinent information, allowing for quicker response, which is critical in an emergency. In addition, the expanded memory capability of the new Fire Command Station enables a single station to control multi-building projects and permits simplified operation.

    COMTRAK 1720 and 2000 Systems are operating in approximately 100 buildings in New York City. Firetector has approvals from Factory Mutual and various New York City agencies for the COMTRAK 1720 and COMTRAK 2000 System.

    TELTRAK Communications Systems. In the early 1980s, Firetector began investigating the intercom market and the possibilities of utilizing its computerized multiplex technology for this market. Significant construction of new high-rise housing occurred in the 1970s and 1980s and increased the potential demand for technologically advanced intercom systems. To meet this demand, Firetector developed a micro-processor-based combination intercom and security system using Casey's multiplex technology. The TELTRAK I intercom and security system is capable of a variety of accessory functions in addition to its basic intercom and security function. Firetector added video capabilities to its TELTRAK I technology and created the TELTRAK II, for installation in luxury condominium, cooperative and apartment buildings. Over 16,000 TELTRAK I and II units have been sold. In 1991, the redesigned TELTRAK III intercom/security station was introduced, with enhanced features to expand its use and competitiveness in the face of the reduced market for these products. New features, such as public address, enable important messages to be given to building occupants either locally or by groups in case of emergency.

Other Products

    In the past three years Firetector has sought to diversify its product lines to establish a greater base to absorb product support, R & D and other overhead and to provide product and customer diversification. To that end, Firetector has augmented its established position in marketing engineered life safety systems (proprietary and third party) by developing a significant business in engineered sound systems for application to a variety of users including hospitals, educational facilities and transit facilities (e.g. subway stations). Firetector has developed a focused unit with a high level of experience to penetrate this niche market with significant success as a substantial portion of Firetector's order position derives from this effect. In addition, Firetector organized new marketing units to focus on marketing, engineering and servicing systems and products manufactured by third parties, particularly national manufacturers. These units are service oriented organizations which focus on close relationships with customers and key suppliers.

    In addition, in 1993, Firetector acquired assets of a company which manufactured and marketed sophisticated products and on-board information and communication systems with applications for municipal transit carriers, long-distance passenger carriers and bus and train builders. Firetector has integrated this operation into its New York division and has to date supplied products to customers such as ABB Traction, Sumitomo, Kawasaki, Morrison-Knudsen, the New York City Transit Authority and AMTRAK.

Service

    Firetector continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and are intensifying efforts to market service to COMTRAK and other Firetector projects coming out of warranty and the renewal of such contracts. Recent changes to the New York City Administrative Code, requiring more stringent maintenance/cleaning are augmenting Firetector's sales efforts. To improve efficiencies and productivity, Firetector organized a division to perform cleaning on life safety systems, which was previously subcontracted to an external entity. To improve customer service, Firetector maintains an office in New York City which houses its New York service management.

General Sound (Texas) Company

    Firetector conducts business in Texas through its subsidiary, General Sound (Texas) Company, which distributes, services, installs and designs a variety of sound, fire alarm, intercom and security systems in the Dallas/Ft. Worth, Texas area. General Sound concentrates its sales effort on the commercial market and schools. General Sound provides its customers, primarily electrical contractors, with engineered systems, assistance in design, installation support and post-installation service.

    General Sound has non-exclusive distribution agreements for the Dallas/Ft. Worth area with Notifier, Dukane, and other manufacturers. The product mix and dependence on individual suppliers varies from year to year depending on customer requirements and market trends.

Research and Development

     During the fiscal years ended September 30, 1995 and 1994, Firetector spent approximately $160,000 and $143,000, respectively, for research and development (including capitalized software development costs in fiscal 1995 of $14,000) of Firetector's life safety and communication systems.

Customers and Suppliers

     For the fiscal years ended September 30, 1995 and 1994, no customers or suppliers accounted for more than 10% of Firetector's revenues.

Regulations

    Firetector believes that it is in compliance with applicable building codes, zoning ordinances, occupational, safety and hazard standards and other Federal, state and local ordinances and regulations governing its business activities.

Competition

    Firetector's business is competitive; some of Firetector's competitors may have greater financial resources and may offer a broader line of fire and life safety products. Firetector also faces competition in the servicing of systems which it sells. Accordingly, even though Firetector may sell and install a fire and life safety control and communications system, it may not receive the contract to service that system. Firetector, however, believes that it can effectively compete with any entity which conforms with applicable rules and regulations. See ITEM 3. LEGAL PROCEEDINGS.

Employees

    Firetector and its subsidiaries have 117 full time employees, including 39 that are covered by union contracts in New York and 9 that were covered by a union contract in Texas. On June 30, 1995, at the expiration of the Texas union contract, the employees agreed to terminate the union. All employees remained with the Company.

Business Conditions

    Firetector believes that its labor and material sources are sufficient and that other than normal competitive factors, and what is discussed above or under "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION," or in ITEM 3. LEGAL PROCEEDINGS, Firetector's operations and industry do not have any special characteristics which may have a material impact upon its future financial performance.

Patents and Trademarks

    The Company does not have any patents on its systems, but, it uses proprietary technology which it seeks to protect as trade secrets. The "Firetector" and "COMTRAK" trademarks are registered with the United States Patent and Trademark Office.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 14,800 square feet of office, manufacturing and warehouse space in Hicksville, New York. The lease runs for an initial term from March 1, 1995 through February 29, 2000, with a five year renewal option. The rental schedule provides for monthly rent of $10,175 in the first year increasing to $11,950 during the final year of the initial term and $15,785 during the final year of the renewal term.

    The Company leases approximately 2,333 square feet of office and warehouse space in New York City. The lease term runs from May 13, 1994 through May 12, 2004. The lease agreement provides for annual rental fees of $51,941.

    The Company leases a 7,700 square foot office and warehouse facility in Richardson, Texas, a suburb of Dallas, pursuant to a lease expiring on April 30, 1998 providing for annual rent on a net basis of $40,200 escalating annually to $47,880 in the final year of the lease. The Company has a 24 month renewal option on the lease which would allow for maximum rent of $51,975 and tenant responsibility for any increase in common area expenses over the 1988 base year. Management believes there is sufficient space at this facility for its current and intended business.

ITEM 3. LEGAL PROCEEDINGS

    In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, Management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business or financial condition.

     The Company has filed suit in the United States District Court for the Southern District of New York against a competitor in the New York City life safety market, Firecom, Inc. and a number of its affiliates. The suit, which seeks legal damages in excess of $10,000,000 and certain equitable remedies, is based on numerous Federal and State claims including, without limitation, alleged violation of Federal and New York State anti-trust statutes, unfair competition, unlawful theft of proprietary information, deceptive trade practices, tortious interference with contract and other claims. The suit also sets forth a breach of contract claim against a customer who, Management alleges, improperly breached a binding contract. The Company's counsel believes that the suit will be contested but that The Company will, in the ultimate, be successful in an amount yet to be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Firetector's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 1993 through September 30, 1995, which quotations were obtained from the National Association of Securities Dealers Inc.

Common Stock

Quarter Ended                   BID                       ASK
                         High        Low            High       Low
                        ---------------------------------------------
December 31, 1993        3          1 1/2           3 1/8      1 5/8
March 31, 1994           1 5/8      7/8             1 11/16    1
June 30, 1994            1 1/4      5/8             1 3/8      13/16
September 30, 1994       25/32      7/16            7/8        17/32
December 31, 1994        9/16       1/4             21/32      7/16
March 31, 1995           1/2        3/16            9/16       1/4
June 30, 1995            1 7/32     15/32           1 5/16     9/16
September 30, 1995       1 13/16    1 1/32          2          1 5/32

     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of January 8, 1996, there were 507 record holders of Firetector's Common Stock.

     On January 8, 1996 the bid and ask prices for the Common Stock were 1-26/64 and 1-30/64 respectively.

     The Company has not paid any cash dividends on its Common Stock. Payment of cash dividends in the foreseeable future is not contemplated by the Company. Whether dividends are paid in the future will depend on the Company's earnings, capital requirements, financial condition along with economic and market conditions, industry standard and other factors considered relevant to the Company's Board of Directors. Payment of dividends is restricted in certain cases by the Company's credit facilities. The Company's Preferred Stock would be entitled to a dividend preference over the Common Stock. Accordingly, no assurance can be given as to the amount or timing of future dividend payments, if any.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

     In August 1994, Firetector completed a refinancing with a New York City bank providing for a $500,000 three year term loan with a seven year amortization period and a $2,250,000 revolving credit facility (the "Credit Facility"). The Credit Facility provides for interest at prime plus 2% (10.75% at September 30, 1995) on outstanding balances, and an annual facility fee of 1%. Advances under the revolver are measured against a borrowing base calculated on eligible accounts receivable and inventory as defined. The Credit Facility is secured by all of the assets of

Firetector and all of its operating subsidiaries as well as a $500,000 letter of credit provided by Firetector's largest stockholder, Mirtronics Inc., an Ontario corporation ("Mirtronics").

     First Corporate Capital Inc. an Ontario Corporation ("FCC") provided a guaranty of minimum levels of net income in fiscal 1994 and 1995. FCC provided a $100,000 subordinated loan to Firetector required by the 1994 guaranty.

     The Credit Facility includes various covenants, including maintenance of sufficient qualifying accounts receivable and inventory to support the outstanding loan balance. The Credit Facility expires on March 31, 1996 but the Company expects to negotiate a renewal and/or extension of the Credit Facility. If the lender demands repayment of all indebtedness at expiration, Firetector would not be in a position to repay all of this indebtedness without assistance from affiliates. There can be no assurance that affiliates would or could provide such assistance.

     The Company had $13,000 of net cash provided from operating activities during its fiscal 1995, primarily the result of an operating profit of $105,000, and a decrease in trade accounts receivable. The decrease in trade accounts receivable was primarily due to a program of negotiation of terms prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion resulting in faster final payments. It is the intention of the Company to continue this program in fiscal 1996.

     The ratio of Firetector's current assets to current liabilities increased to approximately 1.38 to 1 at September 30, 1995 from 1.17 to 1 at September 30, 1994.

     The Company further anticipates meeting its future cash requirements through a cost reduction program, acceleration of the collection of receivables, reduction of inventory levels and generating of profits by operating without unfair interference as described in ITEM 3. LEGAL PROCEEDINGS.

     As of September 30, 1995 and September 30, 1994, Firetector and its affiliates were indebted to Mirtronics and its subsidiaries and affiliates for materials, loans and miscellaneous advances in the amount of $139,000 and $703,000, respectively. The Company is also indebted to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, in the aggregate amount of $190,000 at September 30, 1995. The Company had a receivable from Mirtronics and its subsidiaries in the amount of $297,000 and $197,000 at September 30, 1995 and 1994, respectively.

     Firetector's terms of sale are net 30 days. However, the normal receivable collection period is 60-120 days, exclusive of retainage, because certain governmental regulations and the

Company's frequent status as a subcontractor (entitled to pro rata payments as the general project is completed) extend the normal collection period. Firetector believes this is a standard industry practice. Firetector's receivable experience is consistent with the industry as a whole and will likely continue until the economic environment improves. While this is an area of risk and concern, due to the proprietary nature of Firetector's systems, many projects require Firetector's cooperation to secure a certificate of occupancy and/or to activate/operate a life safety system, thus assisting Firetector's collection of a significant portion or even total payment, even when Firetector's immediate account debtor (contractor) has liquidated and/or creditors have seized a project.

RESULTS OF OPERATIONS

Revenues and Net (Loss) Income

     Revenues increased 11.5% in fiscal 1995 over fiscal 1994 as a result of an 18% increase in service revenues and a 9% increase in product revenues. The increase in service revenues resulted from a continuing intense effort to secure service contracts and call-in maintenance revenue on Firetector systems and other systems.

Gross Profit

     During fiscal 1995 gross profit on product sales increased slightly to 36% from 34% in fiscal 1994 as Management focused on controlling material cost, reduced fixed overhead and improved the project status and costing system. Gross profit and therefore profitability were adversely impacted by significant cost overruns on several installations by one of Firetector's new subsidiaries. Management has instituted numerous changes in this operation and is confident that the problem has been rectified. Gross profit was impacted by severe competition and relating price pressure on life safety installations in the New York area.

     During fiscal 1995 gross profit on service increased to 41% from 29% in fiscal 1994 primarily due to over-absorption of fixed costs through higher volumes, more efficient use of labor and the elimination of outside subcontracted labor. The analysis of gross profit in both product and service is skewed due to the fact that certain costs have been reallocated between product sales and service sales.

Net Income

     Net income increased to $265,000 or $.06 per share in fiscal 1995 from a loss of $(668,000) or $(.22) per share in fiscal 1994. Net income before provision (credit) for income taxes was $105,000 in fiscal 1995 which was an increase in operating income of approximately $773,000 from fiscal 1994. Results in fiscal 1995 included the impact of utilizing the tax benefit of net operating loss carryforwards of $160,000 as Firetector returned to profitability. Firetector retains over $3,000,000 of additional net operating loss carryforwards. The increase in profitability derived from higher volumes and higher gross profit resulting from the Company's cost reduction program. Results during 1995 as compared to 1994 were impacted by a $56,000 increase in depreciation and amortization (acquisitions, computer and equipment additions), a $122,000 increase in interest expense (higher borrowings and prime rate) and approximately $100,000 of non-operating costs such as litigation expense, costs relating to relocation of the Company's Long Island facility and employee termination costs. The Company expects to realize $160,000 from the utilization of its tax loss carryforwards. This amount will be utilized against future earnings based on management projections. The Company has experienced an increase in backlog to $7,000,000. Although Management is confident that this utilization will be realized, there does remain some uncertainty due to unforeseen events.

Selling, General and Administrative Expenses

     Selling, general and administrative expense increased by 3.5% in fiscal 1995 over 1994. The rate of increase was much lower than the rate of revenue increase due to the impact of Management's cost cutting program. The impact of this program was not felt to its full effect in fiscal 1995 due to (i) the timing of such costs; (ii) litigation costs; and (iii) non-recurring costs relating to facility relocation and employee termination.

Backlog

     Firetector's backlog, excluding service, increased to $6,200,000 at September 30, 1995 from $4,800,000 at September 30, 1994 and had further increased to approximately $7,000,000 at December 31, 1995.

Plan of Operations

     During fiscal 1996 Management intends to continue to focus on the reduction of fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Enhancements to Firetector's management information systems and methods of approving and monitoring project costs have been improving Management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. Assuming the continuation of the Credit Facility, Management believes that Firetector will generate sufficient cash flow from operations.

Seasonality and Industry Trends

     The Company's sales are slightly affected by seasonal changes.

INFLATION

     The impact of inflation on the Company's business operations is not material. Casey's labor costs are normally controlled by union contracts covering a period of two years and its material costs have remained relatively stable.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements required to be filed hereunder are indexed at Page 21 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     Subsequent to the fiscal year ended September 30, 1995, the accounting firm of Moore Stephens L.L.P. was engaged as the principal accountant to audit the Company's financial statements, replacing the firm of Ernst & Young LLP.

     In connection with the audit of the two most recent fiscal years and any subsequent interim period, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

                                                           DATE SERVICE
    NAME            AGE             OFFICE                 COMMENCED

Richard Axelsen     62              President, Chief       October 1988
                                    Executive Officer
                                    and Director

Marc Palker         43              Treasurer, Chief       October 1988
                                    Financial Officer,
                                    Secretary and
                                    Director

Daniel S. Tamkin    36              Vice President and     October 1990
                                    General Counsel

Joseph Vitale       48              President of Casey     May 1994
                                    and Director

Henry Schnurbach    44              Director               October 1988

     Mr. Axelsen has a Bachelor of Science degree from Hofstra University. Mr. Axelsen was President of Casey for the past ten years and was Vice President of Systems Equipment Corp. ("Systems"), at the time the Company's principal stockholder, from September 1986 until August 23, 1991 when it was merged into the Company. Mr. Axelsen was President and Director of Systems from 1981 to 1986, and was reappointed as a Director of Systems in April 1989. Systems was registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Axelsen previously served as a Director of the Automatic Fire Alarm Association of New York and as Co-Chairman of the Association's advisory committee for new codes and existing codes.

     Mr. Palker has been employed by Casey, as Vice President Finance and Administration since September 1988 and was employed by Systems as a Director, President and Chief Executive Officer from November 1988 until August 23, 1991 when it was merged into the Company. From 1988 through 1992, Mr. Palker served as a National Vice President of the Institute of Management Accountants and currently serves as a National Director of this organization. Mr. Palker holds a Bachelor of Science degree from Rider College and a Master of Business Administration degree from St. John's University. Mr. Palker is a Certified Management Accountant.

     Mr. Tamkin has a J.D. degree from New York University School of Law and an A.B. degree from Columbia University. Mr. Tamkin has been Vice President and General Counsel of the Company since October 1990. Also since October 1990, Mr. Tamkin has been a Vice President of Mirtronics and Executive Vice President of Forum Financial Corporation, a Toronto based merchant banking organization controlled by a Director of Mirtronics. Since November 1992, Mr. Tamkin has been a director of Unicap Commercial Corporation, an Ontario corporation which is registered under the Exchange Act. Mr. Tamkin was associated with Varet & Fink P.C. from 1986 to October 1990 and from October 1990 to January, 1993 was Counsel to that firm. Mr. Tamkin is presently counsel to Dolgenos Newman & Cronin, Counsel to the Company.

     Mr. Vitale has been active in the fire/communications industry with Casey since 1982. Mr. Vitale has been President of Casey since 1993 and has held the positions of Director of Engineering, Vice President - Engineering and Executive Vice President. Mr. Vitale became President of Casey in 1993. Mr. Vitale holds a Bachelor of Science degree in Engineering from C.W. Post College and a Master of Science degree in Electrical Engineering from New York University.

     Mr. Schnurbach has a Bachelor of Commerce degree from Sir George Williams University and is a Certified Management Accountant in Ontario. Since October 1991, Mr. Schnurbach has been Chief Executive Officer of Cantar/Polyair Incorporated, a manufacturer of specialty covers and packaging materials. Since November 1988, Mr. Schnurbach has been a Director, and from March 1989 to March 1990, President of Mirtronics, which is registered under the Exchange Act. From January 1990 to July 1990 Mr. Schnurbach was Senior Vice President of Atlantique Video & Sound Inc., a Quebec corporation which prior to liquidation, operated a chain of full service electronics stores.

     There are no family relationships between any Director or Executive Officer of Firetector and any other Director or Executive Officer of Firetector.

     Directors hold office for a period of one year from the Annual Meeting of Stockholders at which they are elected or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and hold office at the will of the Board. There is no nominating, auditing or compensation committee of the Board of Directors nor is there any committee performing similar functions.

     During the fiscal year ended September 30, 1995, Mirtronics Inc. a 10% holder of the Common Stock of the Company during the fiscal year ended September 30, 1995, failed to file with the Securities and Exchange Commission on a timely basis two required reports relating to transactions involving options to purchase Common Stock owned by it. During the fiscal year ended September 30, 1995, Daniel S. Tamkin a Director of the Company during the fiscal year ended September 30, 1995, failed to file with the

Securities and Exchange Commission on a timely basis one required report relating to transactions involving Common Stock owned by him. In making these statements, the Company has relied on the written representations of its directors, officers and 10% holders and copies of the reports that they have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to compensation paid or accrued by the Company for services rendered to it for each of the three fiscal years ended September 30, 1995, as to Richard Axelsen, the Company's Chief Executive Officer; none of the Company's other Executive Officers had aggregate remuneration in excess of $100,000.

                       SUMMARY COMPENSATION TABLE

                                                              LONG
                    ANNUAL COMPENSATION                 TERM COMPENSATION
                                                                  All Other
Year      Salary ($)     Bonus($)(1)    Other($)      Option/SAR Compensation
-----------------------------------------------------------------------------
-
1995      $110,000           --           --             --           --
1994      $137,000           --           --           3,750(2)       --
1993      $126,000           --           --           8,750(3)       --

     In December 1995, the Board of Directors voted to institute a 401K plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision at a formula yet to be determined.

     Directors do not receive any compensation for their service. Out-of-pocket expenses for travel, meals and miscellaneous expenses incurred in the course of the Director's activities on behalf of the Company are reimbursed at cost.

--------

     (1) Mr. Axelsen had an employment agreement through December 31, 1995 that provided, in addition to salary, a bonus equal to 8% of the Company's consolidated net income in excess of certain performance thresholds.

     (2) Options to purchase 3,750 shares of Common Stock, at a price of $1.00 per share, were issued to Mr. Axelsen on May 24, 1994.

     (3) Options to purchase 8,750 shares of Common Stock at a price of $1.00 per share were issued to Mr. Axelsen on October 15, 1991. These options vest 20% annually. The price of a share of Common Stock on said date was $.50.

     The Company adopted its 1990 Non-Qualified Stock Option Plan (the "Plan") and has reserved 175,000 Common Shares for issuance under the Plan to employees and officers of the Company and its subsidiaries. The Plan is administered by the Company's Board of Directors, which determines the officers and employees to whom options ("Options") are to be granted, the number of shares that may be purchased at the Option price, which may not be less than 100% of the fair market value of a Common Share at the time the Option is granted. Each Option granted under the Plan is evidenced by a written Option Agreement. All Options granted under the Plan expire on May 24, 1999, or with respect to any optionee, 90 days after termination of employment (with certain exceptions in the case of death or permanent disability of the optionee) or if an optionee is terminated for cause, upon termination. Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. The Plan provides for anti-dilution protection for optionees in the case of recapitalizations, stock splits or combinations, and stock distributions. The standard form of Option Agreement (which may be altered) provides for piggy-back registration of Common Shares issued upon exercise of Options issued under the Plan. All Options issued under the Plan are non-transferable (except to an executor or administrator of an optionee's estate for a limited period) and all Common Shares issuable upon exercise of Options are restricted securities and may only be sold pursuant to a registration statement under the Act, or an available exemption from the registration requirements of the Act.

     The Company currently has issued and outstanding options to purchase 103,750 shares of its Common Stock, at an exercise price of $1.00, to certain of its officers, Directors and employees. See Item 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

     At the termination of Mr. Axelsen's employment with Firetector (other than for cause or voluntary by Mr. Axelsen for reasons other than health or disability), Mr. Axelsen has the right to cause Firetector to repurchase up to 12,656 shares of Common Stock at $12.96 per share, owned by Mr. Axelsen (which derived from Mr. Axelsen's ownership of Systems' Common Shares) in certain circumstances. A portion of the proceeds from the Company's key man life insurance policy on Mr. Axelsen is committed to fund the repurchase of such shares. In connection with Firetector's employment agreement with Mr. Axelsen, Mr. Axelsen was granted options to purchase 8,750 shares of Common Stock at $1.00 per share.

     Daniel S. Tamkin, Vice President and General Counsel of Firetector, is also an officer of a company controlled by a Director of Mirtronics, Firetector's largest stockholder. Mr. Schnurbach, a Director of the Company, is a Director of Mirtronics.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's outstanding Common Stock at January 8, 1996 of (i) each beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's Directors, and (iii) all Officers and Directors of the Company as a group.

          Common Stock Beneficially Owned At January 6, 1995

                                     Number of Shares     Percent of Shares
                                     --------------------------------------
Mirtronics Inc.(1)                        4,369,250              65.1%
First Corporate Capital Inc.(2)             500,000              13.4%
Marc Palker (3, 4)                           12,500                nil
Richard H. Axelsen 3, 5)                     37,813               1.1%
Henry Schnurbach (2)                          6,250                nil
Daniel S. Tamkin (6)                        172,500               5.1%
Joseph Vitale (3, 4)                         12,500                nil
All Executive Officers and
Directors as a Group (5 Persons)            241,563               7.1%

--------

     (1) Includes 3,528,000 shares of Common Stock issuable upon conversion of preferred stock, exercise of presently exercisable options held by Mirtronics and conversion of debt owed to Mirtronics and convertible into shares of Common Stock. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Address is 106 Avenue Road, Toronto, Ontario.

     (2) All issuable upon exercise of presently exercisable options. Address is 106 Avenue Road, Toronto, Ontario.

     (3) Address is 262 Duffy Avenue, Hicksville, NY.

     (4) Issuable upon exercise of presently exercisable options.

     (5) Includes 12,500 shares of Common Stock issuable upon exercise of presently exercisable options.

     (6) Includes 112,500 shares of Common Stock issuable upon exercise of presently exercisable options. Address is 106 Avenue Road, Toronto, Ontario.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As at September 30, 1995 Firetector and its affiliates were indebted to Mirtronics and its subsidiaries for materials, loans and miscellaneous advances in the amount of $139,000. In addition , the Company is indebted to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, in the aggregate amount of $190,000. Firetector and Casey also have granted Mirtronics a pledge of all assets to secure any indebtedness which may, from time to time, be owing by Firetector or Casey or any subsidiaries to Mirtronics or its subsidiaries. The Company had a receivable from Mirtronics and its subsidiaries in the amount of $297,000 and $197,000 at September 30, 1995 and 1994, respectively.

     On April 29, 1993, in consideration of Mirtronics extending the term of a letter of credit that supported a prior credit facility and making further advances, Firetector restated the price, terms and conditions of the conversion rights and options previously granted to Mirtronics and granted Mirtronics additional options giving Mirtronics, as at September 30, 1993, the right to acquire up to an aggregate of 1,400,000 shares of Common Stock at a price of $.40 per share (modified from 1,075,000 shares at an average price of $.93 per share). The previous pricing was based on the then current market price of the Common Stock and the unrealized expectation that the proceeds from the public offering would be sufficient to repay Mirtronics in full and release the letter of credit. Mirtronics has the right to designate a member of Firetector's Board of Directors and has certain standard lender covenant protections against material changes and transactions as long as the foregoing debt and options remain outstanding.

     Mirtronics has subordinated and postponed (up to $400,000) of its loan receivables from Firetector and its subsidiaries to the Credit Facility. In addition, Mirtronics has arranged for a $500,000 letter of credit as further support for the Credit Facility. In consideration for the foregoing, Firetector reduced the exercise price and extended the expiration date on the 1,400,000 options to purchase Firetector Common Stock held by Mirtronics to $.30 and December 31, 1999 respectively, and granted Mirtronics options to purchase an additional 500,000 shares of Firetector Common Stock for $.30 per share through December 31, 1999.

     First Corporate Capital Inc., an Ontario corporation ("FCC") has provided the bank under the Credit Facility with an income guaranty (see Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION") in consideration of which Firetector has granted to FCC options to purchase 500,000 shares of Firetector Common Stock at $.30 per share through December 31, 1999. Mark Litwin, the President and a Director of Mirtronics is also President and a Director of FCC.

     Management believes each of the foregoing transactions was entered into on terms at least as favorable as could be obtained from unrelated parties negotiating at arms-length.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.            Description of Exhibit                 Page No.

3.1 Certificate of Incorporation of the Company, as amended (Exhibit 3.1)(1)

3.2    By-Laws of the Company (2)

4.1    Specimen Common Stock Certificate (2)

10.1 Employment Agreement, dated as of October 15, 1991, between the Company and Richard H. Axelsen (Exhibit 10.1)(3)

10.2   Master Grid Note (Secured Revolving Line of Credit), dated
       August 25, 1994 between Firetector Inc. as Borrower and
       The First Bank of The Americas as Lender (4)

10.3   Term Loan Agreement, dated August 25, 1994 between
       Firetector Inc. as Borrower and The First Bank of The Americas as Lender (4)

10.4   Subordination Agreement dated as of August 25, 1994
       between Mirtronics Inc. and Firetector Inc. (4)

10.5   Employment Agreement, dated as of December 1, 1990 between
       Casey Sound Systems, Inc. and Marc Palker (Exhibit 10.5)(3)

10.6   1990 Non-Qualified Stock Option Plan (Exhibit 10.18)(5)

10.7   Form of Option Agreement between Firetector Inc.
       and Mirtronics Inc. (Exhibit 10.17)(3)

10.8   Form of Debt/Equity Conversion Agreement between
       Firetector Inc. and Mirtronics Inc., as amended (Exhibit 10.21)(3)

10.9   Letter Agreement dated as of November 5, 1992, between
       Firetector and Mirtronics (Exhibit 10.22)(1)

22.1   Subsidiaries of the Registrant (Exhibit 22.1)(1)

27     Financial Data Schedule                                      41


--------
     (1) Reference is made to the correspondingly numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-2, Registration No. 33-51472, filed with the Commission on December 23, 1992, which is incorporated herein by reference.

     (2) Reference is made to the correspondingly numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 22-26050, filed with the Commission on January 23, 1989, which is incorporated herein by reference.

     (3) Reference is made to the identified Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1991, which Exhibit is incorporated herein by reference.

     (4) Reference is made to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1994, which Exhibit is incorporated herein by reference.

     (5) Reference is made to the identified Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 1990, which Exhibit is incorporated herein by reference.

     (b)  Reports on Form 8-K

     On October 3, 1995, the Company filed a Report on Form 8-K, reporting, pursuant to Item 4 thereof, a change in the Company's certifying accountant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRETECTOR INC.
                              (Registrant)

                              By: /s/ Richard H. Axelsen
                              Richard H. Axelsen, President,
                              Chief Executive Officer and
                              Director

Dated: January 12, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                     DATE

/s/Richard H. Axelsen         President, Chief           January 12, 1996
----------------------        Executive Officer
  Richard H. Axelsen          and Director

/s/Henry Schnurbach           Vice President             January 12, 1996
----------------------        and Director
  Henry Schnurbach

/s/ Marc Palker               Secretary,                 January 12, 1996
----------------------        Treasurer,
  Marc Palker                 Chief Financial Officer
                              and Director

/s/Daniel S. Tamkin           Vice President             January 12,1996
----------------------        and Director
 Daniel S. Tamkin

/s/Joseph Vitale              Director                   January 12, 1996
----------------------
  Joseph Vitale

                   Index to Consolidated Financial Statements

                        Firetector Inc. and Subsidiaries

                                     Item 7

Report of Independent Auditors ..........................................   22


Audited Consolidated Financial Statements

Consolidated Balance Sheet-September 30, 1995 ...........................   24

Consolidated Statements of Operations

 Years Ended September 30, 1995 and 1994 ................................   26

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 1995 and 1994 ................................   27

Consolidated Statements of Cash Flows

 Years Ended September 30, 1995 and 1994 ................................   28

Notes to Consolidated Financial Statements ..............................   29

MOORE STEPHENS L.L.P.

                         Report of Independent Auditors

The Board of Directors and Stockholders
Firetector Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Firetector Inc. and Subsidiaries (the "Company") as of September 30, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated results of operations and cash flows of Firetector Inc. and Subsidiaries at September 30, 1995 and the consolidated results of their operations and their cash flows for the year then ended.

The accompanying 1994 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, prior to the current year the Company incurred recurring operating losses. In addition, the Company's revolving bank credit line is due to expire on March 31, 1996, and there is no assurance that the bank will renew the line. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                                   MOORE STEPHENS L.L.P.

December 27, 1995
New York, New York

ERNST & YOUNG LLP

                Report of Independent Auditors

The Board of Directors and Stockholders
Firetector Inc. and Subsidiaries

We have audited the accompanying consolidated financial statements of operations, stockholders' equity, and cash flows of Firetector Inc. and subsidiaries for the year ended September 30,1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated results of operations and cash flows of Firetector Inc. and subsidiaries for the year ended September 30, 1994, in conformity with generally accepted accounting principles.

The accompanying 1994 consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plans in regard to this matter are described in Note 1. The Company has incurred recurring operating losses and is not in compliance with certain financial covenants of its bank credit facility. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1994 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        ERNST & YOUNG

December 29, 1994

                        Firetector Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                   September 30,
                                                                        1995
                                                                   -------------
Assets
Current assets:
 Accounts receivable, principally trade, less
  allowance for doubtful accounts of $ 147,000                        $3,795,000
 Accounts receivable from affiliated companies                           297,000
 Inventories                                                           1,945,000
 Prepaid expenses and other current assets                               108,000
 Deferred taxes                                                           40,000
                                                                      ----------
Total current assets                                                   6,185,000

Property and equipment at cost, less accumulated
 depreciation and amortization of $ 531,000                              474,000
Software development costs, net                                           95,000
Other assets                                                             607,000
Deferred taxes                                                           120,000
                                                                      ----------
Total assets                                                          $7,481,000
                                                                      ==========




See accompanying notes.

                        Firetector Inc. and Subsidiaries

                                                                   September 30,
                                                                       1995
                                                                   ------------
Liabilities and stockholders' equity
Current liabilities:
  Note payable bank                                                 $ 1,963,000
  Other notes payable                                                   189,000
  Accounts payable and accrued expenses                               1,980,000
  Unearned service revenue                                              324,000
  Current portion of capital lease obligations                            5,000
                                                                    -----------
Total current liabilities                                             4,461,000

Note payable to bank, less current portion                              351,000
Other notes payable, less current portion                               310,000
Capital lease obligations, less current portion                           1,000
Due to affiliated companies                                             139,000
                                                                    -----------
Total liabilities                                                     5,262,000

Commitments and Contingencies

Stockholders' equity:
 Convertible preferred stock, 2,000,000 shares
  authorized, $1.00 par value; issued and
  outstanding 675,000 shares                                            675,000
 Common stock, 25,000,000 shares authorized,
  $.001 par value; issued and outstanding
  3,243,400 shares                                                        3,000
 Capital in excess of par                                             5,311,000
 Retained Earnings (Deficit)                                         (3,770,000)
                                                                    -----------
Total stockholders' equity                                            2,219,000
                                                                    -----------
Total liabilities and stockholders' equity                          $ 7,481,000
                                                                    ===========

See accompanying notes.

                        Firetector Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                     Years ended September 30,
                                                      1995              1994
                                                   ----------------------------

Net sales                                          $9,408,000        $8,633,000
Service revenues                                    4,119,000         3,496,000
                                                   ----------------------------
Total revenues                                     13,527,000        12,129,000

Cost of sales                                       6,061,000         5,694,000
Cost of service                                     2,434,000         2,484,000
Selling, general and administrative                 4,403,000         4,254,000
Interest expense                                      328,000           206,000
Depreciation and amortization expense                 216,000           160,000
Other (income)- net                                   (20,000)           (1,000)
                                                   ----------------------------
                                                   13,422,000        12,797,000
                                                   ============================

Income (loss) before provision
 (credit) for income taxes                            105,000          (668,000)


Provision (credit) for taxes:
  Current                                                   0
  Deferred                                           (160,000)
                                                   ----------------------------
Net income (loss)                                    $265,000         $(668,000)
                                                   ============================
Per share data:
 Net income (loss)                                       $.06             $(.22)
                                                   ============================

See accompanying notes.

                        Firetector Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                     Years ended September 30, 1995 and 1994


                                        Total                                                                 Capital     Retained
                                    Stockholders'    Preferred      Stock        Common          Stock       in Excess    Earnings
                                       Equity          Shares       Amount       Shares          Amount       of Par      (Deficit)
                                     -----------------------------------------------------------------------------------------------
Balance at
 September 30, 1993                  $1,718,000                                 2,933,400        $3,000     $5,082,000  $(3,367,000)
                                     -----------------------------------------------------------------------------------------------
Issuance of shares
 from exercise of
 options                                105,000                                   150,000                     105,000
Issuance of shares
 related to payment
 of debt                                121,000                                   100,000                     121,000
Expenses associated
 with outstanding
 warrants                               (15,000)                                                              (15,000)
Net loss                               (668,000)                                                                           (668,000)
                                     -----------------------------------------------------------------------------------------------
Balance at
 September 30, 1994                  $1,261,000                                 3,183,400        $3,000    $5,293,000   $(4,035,000)
                                     -----------------------------------------------------------------------------------------------
Issuance of
 Preferred Stock                        675,000       675,000      $675,000
Issuance of shares
 from exercise of
 options                                 18,000                                    60,000                      18,000
Net income                              265,000                                                                             265,000
                                     -----------------------------------------------------------------------------------------------
Balance at
  September 30, 1995                 $2,219,000       675,000      $675,000     3,243,400        $3,000    $5,311,000   $(3,770,000)
                                     ===============================================================================================

See accompanying notes.

                        Firetector Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                       Years ended September 30,
                                                          1995         1994
                                                        -----------------------
Operating activities
Net income (loss)                                       $265,000      $(668,000)
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                          252,000        160,000
  Provision for doubtful accounts                         60,000         46,000
Changes in operating assets and liabilities:
  Accounts receivable                                    (47,000)      (931,000)
  Inventories, prepaid expenses and other
   current assets                                       (315,000)      (231,000)
  Accounts receivable from affiliated company            (80,000)       216,000
  Other assets                                          (415,000)      (119,000)
  Accounts payable and accrued expenses                  216,000        645,000
  Unearned service revenue                               (50,000)        99,000
  Due to affiliated companies                            127,000        149,000
                                                        -----------------------
Net cash provided by (used in)
 operating activities                                     13,000       (634,000)


Investing activities
Purchases of property and equipment                     (132,000)      (222,000)
Software development costs                                (7,000)
Acquisition of Systems Service Technology Corp.                         (50,000)
                                                        -----------------------
Net cash used in investing activities                   (139,000)      (272,000)

Financing activities
Principal payments on revolving line of
 credit, long-term debt, notes payable
 and capital lease obligations                          (452,000)    (1,559,000)
Proceeds from revolving line of
 credit and notes payable                                466,000      2,388,000
Proceeds from exercise of common
 stock options, net of expenses                           18,000        105,000
Expenses associated with outstanding Warrants                           (15,000)
                                                        -----------------------
Net cash provided by financing activities                 32,000        919,000

Net (decrease) increase in cash
 and cash equivalents                                    (94,000)        13,000
Cash and cash equivalents at beginning
 of year                                                  94,000         81,000
                                                        -----------------------
Cash and cash equivalents at end of year                      $0        $94,000
                                                        =======================
See accompanying notes

                        FIRETECTOR INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1995

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the year ended September 30, 1995, the Company had income from operations, before the benefit of net operating loss carryforwards, of $105,000 as compared to operating losses amounting to $668,000 for the year ended September 30, 1994. The operating losses in prior years raise substantial doubt about the Company's ability to continue as a going concern. Management plans to continue its program, implemented this year, of cost reduction, tighter controls of its operations and realizing benefits from its acquisitions. The Company's revolving line of credit expires March 31, 1996, and although the Company expects the line to be renewed, it cannot be assumed it will. If the Company is unable to accomplish these objectives or successfully generate sufficient levels of cash flows from operations and/or additional levels of financing, as necessary, the Company may not be able to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), General Sound (Texas) Company ("GenSound"), Pyrotech Service Inc. ("Pyrotech"), Comco Technologies Inc. ("COMCO"), Systems Service Technology Corp. ("SST") and Amco Maintenance Corporation ("AMCO"). Significant intercompany items and transactions have been eliminated in consolidation. The Company is a subsidiary of Mirtronics, Inc. ("Mirtronics"). Business

The Company operates in one industry segment: the design, manufacture, sale and service of life safety, fire, security, energy management and audiovideo communications systems for the construction industry.

                        FIRETECTOR INC. and SUBSIDIARIES

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Sales are recognized when product is shipped to customers. Service revenue from maintenance contracts is recognized on a straightline basis over the terms of the respective contract, which is generally one year. Non-contract service revenue is recognized when services are performed.

Inventories

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

Property and Equipment

Property and equipment are stated at historical cost. Leases meeting the criteria for capitalization are recorded at the present value of future lease payments.

Depreciation and amortization of machinery and equipment and furniture and fixtures are provided primarily by the straight-line method over their estimated useful lives. The Company depreciates machinery and equipment over periods of 3 to 10 years and amortizes leasehold improvements and assets acquired under capitalized leases over the life of the lease or their economic useful life, whichever is shorter.

Other Assets

Other assets are comprised principally of the excess of cost over the fair value of the assets acquired and the costs associated with the acquisition of certain service contracts in the formation of Pyrotech, and selected assets and service contracts in the formation of SST. The excess of cost over the fair value of the assets acquired approximates $168,000 (net of accumulated amortization of $28,000) and relates principally to the fiscal 1990 acquisition of GenSound (see
Note 12). This amount is being amortized over forty years under the straight line method. The acquisition cost of the service contracts ($191,000) is being amortized over five years which commenced October 1, 1992, under the straight line method. The acquisition costs of selected assets and service contracts ($201,000) is being amortized over periods of three to fifteen years which commenced April 1, 1994 (See Note 12), under the straight line method.

                        FIRETECTOR INC. and SUBSIDIARIES

Other Assets (continued)

The Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired.

Income Taxes

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" effective October 1, 1992. The adoption of this statement had no material effect on the Company's accounting for income taxes. Under SFAS No. 109, the liability method is used to determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

For the year ended September 30, 1995, income per common and common equivalent share was computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of dilutive stock options and warrants using the treasury stock method which requires that excess proceeds not available to repurchase shares of common stock are assumed to retire outstanding indebtedness which resulted in an assumed interest savings of $95,000. For the year ended September 30, 1994, loss per common share was computed on the basis of the weighted average shares of common stock outstanding. Outstanding common stock options and warrants were not included in fiscal 1994 computations as the effect of such would be antidilutive. Shares used in the computation amounted to 6,763,654 and 3,074,400 for the years ended September 30, 1995 and 1994, respectively.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                        FIRETECTOR INC. and SUBSIDIARIES

Other Assets (continued)

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 78% of such outstanding receivables at September 30, 1995 are due from customers in New York.

3. Transactions with Related Parties

At September 30, 1995, the Company was indebted to Mirtronics (see Note 2) and its subsidiaries for materials, loans and miscellaneous advances in the aggregate amount of $139,000. Of this indebtedness, $91,000 is secured by a pledge of all of the Company's assets and is subordinate to debt payable to the Company's bank. The Company is also indebted, on a demand basis, to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $190,000 at September 30, 1995. This indebtedness is secured by the assets of Casey and GenSound. These loans bear interest at the Royal Bank's prime lending rate plus 4% (12.00% at September 30, 1995). The Company has a receivable from Mirtronics and its subsidiaries in the amount of $297,000 at September 30, 1995.

First Corporate Capital Inc., an Ontario corporation ("FCC"), has provided the Company's bank (under the credit facility - See Note 6) with an income guaranty in consideration of which the Company has granted to FCC options to purchase 500,000 unregistered shares of the Company's common stock at $.30 per share through December 31, 1999. An officer of FCC is also a director of Mirtronics.

In July 1994, in consideration of Mirtronics extending the term of its letter of credit in connection with the Company's credit facility (see Note 6) and making further advances to the Company, the Company's Board of Directors restated the price, terms and conditions of previously granted conversion rights and options to Mirtronics. In addition, the Board also granted Mirtronics 500,000 additional options. Presently, Mirtronics has the right to acquire up to an aggregate of 1,840,000 shares of common stock at an exercise price of $.30 per share. The options expire on December 31, 1998.

                        FIRETECTOR INC. and SUBSIDIARIES

3. Transactions with Related Parties (continued)

In March 1995 the Company entered into a Debt/Equity Agreement with Mirtronics, whereby Mirtronics will have the right until September 30, 1996, to convert all or part of the Company's debt to Mirtronics into shares of Class A, Series 1 Preferred Stock, at the conversion price of $1.00 per share, or one share of Preferred Stock for each dollar of debt converted. The Preferred Stock may be converted into Common Stock at the rate of two Common shares for one share of Preferred.

In March 1995, Mirtronics converted $425,000 of debt into 425,000 shares of Class A, Series 1 Preferred Stock and in May 1995, Mirtronics converted an additional $250,000 of debt into 250,000 shares of Class A, Series 1 Preferred Stock.

At the termination of employment of an officer/director of the Company (other than for cause), the officer has the right to cause the Company to repurchase up to 12,656 shares of common stock from the officer/director at a price of $12.96 per share by means of a seven year installment promissory note bearing interest of 6% per annum. The number of shares subject to this repurchasing agreement will be reduced to the extent the officer/director is able to sell such shares at specified prices to third parties prior to termination. In October 1991, the Company, as a provision of a new four year employment agreement with the officer/director, granted options to purchase 8,750 shares of common stock at $1.00 per share exercisable through December 31, 1999. This agreement also includes a clause not to compete for eighteen months after termination.

Through September 30, 1994, the Company maintained an agreement with an outside maintenance contractor to provide ongoing cleaning services of the Company's products installed in buildings covered by service contracts with customers. A son of an officer/director of the Company is a shareholder (less than 10%) of the maintenance contractor. Cost of service for the year ended September 30, 1994 amounted to $449,000 for services provided. At September 30, 1994 $320,000 was outstanding.

In an agreement dated October 1, 1994, the Company granted the owners of the maintenance contractor options to acquire 40,000 unregistered shares of the Company's common stock. The exercise price of the options is $.50 per share and they expire on September 30, 1999. The options were granted in exchange for restructuring the payment terms of the then outstanding balance. The new terms include the immediate payment of $120,000 plus twenty-four equal payments of $9,230 including interest at 10%. At September 30, 1995 $113,000 was outstanding.

                  FIRETECTOR INC. and SUBSIDIARIES

4. Property, Plant and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:

                                                September 30
                                                    1995
                                                -----------
Machinery and equipment                            $656,000
Furniture and fixtures                              202,000
Equipment under capitalized leases                   39,000
Leasehold improvements                              108,000
                                                 ----------
                                                  1,005,000

Less accumulated depreciation and
 amortization                                       531,000
                                                 ----------
                                                   $474,000
                                                 ==========

Annual amortization of equipment under capital leases is included with depreciation and amortization expense.

5. Software Development Costs

Certain software development costs amounting to $183,000 principally incurred in connection with the development of certain of the Company's products, have been capitalized in the current and prior years. These costs are being amortized, under the straight line method, over a five year period which commenced on April 1, 1993 when the related products were ready for general release. Amortization expense of approximately $35,000, of the $51,00 expensed in 1995, has been included in cost of sales in fiscal 1995 and 1994. Accumulated amortization was $104,000 and $53,000 at September 30, 1995 and 1994, respectively.

                        FIRETECTOR INC. and SUBSIDIARIES

6. Long Term Debt

In August, 1994 the Company paid its then outstanding debt to Panavest Mercantile Corporation and completed a new credit facility with a New York City bank for $2,750,000. The credit facility provided for a $500,000 three year term loan (with a seven year amortization) and a $2,250,000 revolving line of credit through March 31, 1995. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Company's majority shareholder.

Further, in exchange for options to acquire 500,000 unregistered shares of the Company's common stock at an exercise price of $.30 per share, an affiliate of Mirtronics has guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility is renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Company the required $100,000 which is subordinated to the bank. This loan bears interest at a rate of 5% above the prime rate of The Royal Bank of Canada and is payable subject to its subordination.

The Company and its bank have agreed upon extending the expiration date of the revolving line of credit to March 31, 1996, and a reduction of the maximum amount available to borrow to $2,000,000. All other aspects of the credit facility remain unchanged.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain various financial ratios. At September 30, 1995 the Company was not in default of any of its financial covenants.

The Company made interest payments of $249,000 and $109,000 for the years ended September 30, 1995 and 1994.

                        FIRETECTOR INC. and SUBSIDIARIES

6. Long Term Debt (continued)

Annual maturities of Notes Payable are as follows:

                 Note         Other Notes
               Payable          Payable
                Bank
              ---------------------------
1996         $1,963,000         $189,000
1997            351,000          310,000
             ---------------------------
Total        $2,314,000         $499,000
             ===========================

7. Leases

The Company leases certain office and warehouse space under noncancellable operating leases expiring at various times through 2004. The Company also leases certain office equipment and vehicles under noncancellable capital and operating leases expiring in various years through fiscal 2000.

The following is a schedule of future minimum payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more at September 30, 1995:

                                      Capital      Operating
                                      Leases         Leases
                                    ------------------------
 1996                                 $6,000        $260,000
 1997                                  1,000         259,000
 1998                                    -           239,000
 1999                                    -           211,000
 2000                                    -           122,000
 2001 and thereafter                     -           182,000
                                    ------------------------
Total minimum lease payments          $7,000      $1,273,000
                                                  ==========
Less amount representing interest      1,000
                                    --------
Present value of net minimum
 lease payments (including
 current portion of $5,000)           $6,000
                                    ========

Rental expense amounted to $205,000 and $319,000 for the years ended September 30, 1995 and 1994.

                        FIRETECTOR INC. and SUBSIDIARIES

8. Stockholders' Equity

In June 1993, the Company sold 375,000 units at a price of $3.50 per unit. The net proceeds, after accounting for direct expenses of the offering, were $908,000. Each unit sold consisted of three shares of Common Stock, $.001 par value, and three common stock purchase warrants ("warrants"). Each warrant entitled the registered holder to purchase one share of common stock at a price of $1.63, exercisable at any time through June 1995. The exercise term was extendible by the Company at its sole discretion. The warrants expired on June 9, 1995.

In May 1995, the Company granted Judson Enterprises, Ltd. 100,000 options to purchase common stock at a price of $1.00 per share in exchange for investment banking services.

In September 1995, a director of the Company exercised a subscription of 60,000 shares of Common Stock at an exercise price of $0.30 per share. The options were originally issued to Mirtronics at the exercise price of $0.30 per share. In addition, such director has the option to acquire 100,000 shares of the Company's common stock at an exercise price of $.30 per share.

9. Income Taxes

During the year ended September 30, 1995 the Company recorded $160,000 and for the year ended September 30, 1994, the Company had no tax provision or tax benefit. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate as follows:

                                          Year ended September 30
                                              1995        1994
                                          -----------------------
Statutory federal income tax rate             34%          34%
Computed expected tax (benefit) from
 income (loss)                              $36,000    $(227,000)
Increase in taxes resulting from:
 Effect of operating losses not
  currently realizable                        0          200,000
 Nondeductible expenses                      10,000       27,000
                                          ----------------------
Actual tax (benefit) applicable to
 income (loss)                               46,000         0
Decrease in taxes resulting from:
 Reduction in valuation allowance
  due to effect of net operating
  losses expected to be realized            206,000

                                          -----------------------
Provision (Benefit)                       $(160,000)      $ 0
                                          =======================

                        FIRETECTOR INC. and SUBSIDIARIES

9. Income Taxes (continued)

The Company made no payments of federal income taxes during the years ended September 30, 1995 and 1994.

The Company provided $18,000 and $17,000 for state income taxes for the years ended September 30, 1995 and 1994, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has accumulated approximately $3,265,000 of net operating losses as at September 30, 1995 which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards through fiscal year 2009. Additionally, based on ownership changes as a result of the offering consummated in June 1993 (see Note 8), it is expected that the annual utilization of the otherwise available net operating loss carryforwards will be limited by the current provisions of Section 382 of the Internal Revenue Code, as amended, to approximately $150,000 annually.

The Company has recorded a deferred tax asset of approximately $1,371,000 at September 30, 1995 related principally to the aforementioned net operating loss carryforwards. A valuation allowance of $1,211,000 has been recorded which has the effect of reducing the carrying value of the deferred tax asset to $160,000 in the fourth quarter. This amount will be utilized against future earnings based on management projections as the Company has experienced an increase in backlog to $7,000,000, its highest level ever. Although management is confident that this utilization will be realized, there does remain some uncertainty due to unforeseen events.

The following summarizes the operating tax loss carryforwards by year of expiration:

                                  Expiration Date of Tax Loss
           Amount                       Carryforward
       --------------            ----------------------------
        $  555,000                    September 30, 2002
           323,000                    September 30, 2005
         1,280,000                    September 30, 2006
           537,000                    September 30, 2007
           570,000                    September 30, 2009

                        FIRETECTOR INC. and SUBSIDIARIES

10. Other Matters

a. Product development costs charged to income approximated $160,000 and $143,000, for the years ended September 30, 1995 and 1994, respectively.

b. Selling, general and administrative expenses include provisions for doubtful accounts amounting to $60,000 and $46,000 for the years ended September 30, 1995 and 1994, respectively.

c. The net loss incurred in the fourth quarter of the year ended September 30, 1994 includes an adjustment reducing inventory and charging cost of sales as a result of utilizing an estimated gross profit margin for the first three quarters of fiscal 1994 that was too high. Such adjustment has the effect of reducing gross profit and increasing the net loss for the fourth quarter by $446,000 or $.15 per share.

11. Stock Options

On February 28, 1990, the Company and its shareholders adopted a nonqualified stock option plan for an aggregate of 175,000 shares. Under this plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. During fiscal 1994 the Company granted 71,875 options at an exercise price of $1.00 per share through May 24, 1999 and extended the terms of all previously outstanding options to that date. At September 30, 1995 and 1994, there were options outstanding to purchase 103,750 and 108,125 shares of the Company's common stock at an exercise price of $1.00 per share.

The options are fully exercisable.

12. Acquisitions

On April 1, 1994, the Company formed a new subsidiary, Systems Service Technology Corp., which acquired selected assets and service contracts of a New York City service organization. The acquisition, which was immaterial, was accounted for as a purchase, and the purchase price included initial consideration of $50,000 and additional contingent consideration measured and payable over three to fifteen years based on a formula as defined in the agreement. The additional consideration through September 30, 1995 is $151,000. The seller has the option to require some payments be made in the Company's common stock rather than cash in year three.

                        FIRETECTOR INC. and SUBSIDIARIES

12. Acquisitions (continued)

In June 1993, the Company formed a new subsidiary, Comco Technologies Inc. ("COMCO"). This new entity will concentrate on transit communication systems and began operations in July 1993 after acquiring approximately $50,000 of inventory from a Company in Chapter 11 and hiring certain of its employees.

In October 1992, the Company acquired the service contracts of another New York City based company. In connection therewith, certain sales and service employees of such company became employees of the Company's new Pyrotech Service Inc. subsidiary. The purchase price of the service contracts amounted to $191,000 and was paid in fiscal 1994 through the issuance of 100,000 unregistered shares of the Company's common stock, and the balance in cash.

13. Contingencies

In the normal course of its operations, the Company has been named in a legal action seeking monetary damages. While the outcome of this matter cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that it will have a material effect on the Company's business or financial condition.

On December 29, 1994 Casey filed suit in the United States District Court for the Southern District of New York against its largest competitor in the New York City life safety market, Firecom, Inc. and a number of its affiliates. The suit, which seeks legal damages in excess of $10,000,000 and certain equitable remedies, is based on numerous Federal and State claims including, without limitations, violation of Federal and New York State anti-trust statutes, unfair competition, unlawful theft of proprietary information, deceptive trade practices, tortious interference with contract and other claims. The suit also sets forth a breach of contract claim against a customer of Casey who improperly breached a binding contract with Casey. The Company's counsel believes that the suit will be contested but that The Company will, in the ultimate, be successful in an amount yet to be determined.

14. Subsequent Event

In December 1995, the Board of Directors voted to institute a 401K plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision at a formula yet to be determined.