Form 10KSB/A
period 1995-09-30
FIRETECTOR INC
filed 1996-02-12
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20459

                FORM 10-KSB/A-Annual or Transitional Report

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Firetector Inc. and Subsidiaries at September 30, 1995 and the consolidated results of their operations and their cash flows for the year then ended.

The accompanying 1995 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, prior to the current year the Company incurred recurring operating losses. In addition, the Company's revolving bank credit line is due to expire on March 31, 1996, and there is no assurance that the bank will renew the line. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                                                   MOORE STEPHENS L.L.P.

December 27, 1995
New York, New York

ERNST & YOUNG LLP

                Report of Independent Auditors

The Board of Directors and Stockholders
Firetector Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Firetector Inc. and subsidiaries for the year ended September 30,1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Firetector Inc. and subsidiaries for the year ended September 30, 1994, in conformity with generally accepted accounting principles.

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

                                                        ERNST & YOUNG, LLP

December 29, 1994
Melville, New York

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorised.

                                                    FIRETECTOR, INC.
                                                     (Registrant)


Date: February 12, 1996                         By: /s/DENNIS P. McCONNEL
                                                    ---------------------
                                                    Dennis P. McConnell,
                                                    Assisitant Secretary