Form 10QSB
period 1995-12-31
FIRETECTOR INC
filed 1996-02-14
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       December 31, 1995

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


     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date:   As of February 12, 1996, 3,243,400 shares of Registrant's
Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                December 31,
                                                     1995
                                              ----------------
ASSETS
Current assets:
  Accounts receivable, principally
   trade, less allowance for
   doubtful accounts of  $146,608                $3,300,834
  Accounts receivable from affiliated
   companies                                        322,467
  Inventories                                     2,083,283
  Prepaid expenses and other current assets         113,599
                                                -------------
Total current assets                              5,820,183


Property and equipment at cost, less
 accumulated depreciation and
 amortization of $567,025                           505,974
Software development costs, net                      86,142
Other assets                                        599,162
Deferred taxes                                      178,000

                                               -------------
Total assets                                     $7,189,461
                                               =============

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                  December 31,
                                                      1995
                                               ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank                                $1,958,509
  Other notes payable                                 126,042
  Accounts payable and accrued expenses             1,650,212
  Unearned service revenue                            342,060
  Current portion of capital lease obligations          4,765
                                                   ------------
Total current liabilities                           4,081,588


Note payable bank                                     339,287
Other notes payable, less current portion             330,471

Due to affiliated companies                           149,473
                                                    -----------
Total liabilities                                   4,900,819



Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - 675,000 shares issued
    and outstanding                                   675,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,243,400 shares                                    3,243
  Capital in excess of par                          5,310,551
  Deficit                                          (3,700,152)
                                                   -----------
Total stockholders' equity                          2,288,642
                                                   -----------
Total liabilities and stockholders' equity         $7,189,461
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                     For The Three Months Ended
                                              December 31,
                                            1995        1994
                                          ---------------------
Net sales                               $1,929,121   $2,044,668
Service revenues                         1,012,995    1,029,232
                                        -----------------------
Total revenues                           2,942,116    3,073,900
                                        -----------------------

Cost of sales                            1,159,121    1,204,784
Cost of service                            595,352      665,291
Selling, general and administrative      1,002,358    1,054,911
Interest expense                            76,482       77,047
Depreciation and amortization expense       61,794       51,984
Other (income) net                          (4,747)
                                         ----------------------
                                         2,890,360    3,054,017

Income from continuing operations
 before provision (credit) for
 income taxes                            $  51,756   $   19,883

Provision (credit) for taxes:
  Current
   Deferred                                (18,000)       --
                                         ----------------------
Net income                               $  69,756   $   19,883


Per share data:                          ----------------------
   Net income                             $   0.01   $     0.01
                                         ======================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                             For The Three Months
                                                     Ended
                                                 December 31,
                                               1995          1994
                                          -----------------------
OPERATING ACTIVITIES
Net income                                   $ 69,756   $ 19,883
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
   Depreciation and amortization               71,095     51,984
   Provision for doubtful accounts                        15,000
Changes in operating assets and liabilities:
   Accounts receivable                        494,571    360,909
   Inventories, prepaid expenses and other
     current assets                          (144,223)   (20,936)
   Accounts receivable from affiliated
     company                                  (25,855)
   Other assets                               (35,756)  (103,364)
   Accounts payable and accrued expenses     (329,330)  (428,325)
   Unearned service revenue                    17,922    (62,104)
   Due to affiliated companies                 10,508     28,751
                                            ---------------------
Net cash provided by (used in)
  operating activities                        128,688   (138,202)
INVESTING ACTIVITIES
Purchases of property and equipment           (67,804)   (35,516)
Software development costs                       (800)
                                            ---------------------
Net cash used in investing activities         (68,604)   (35,516)
FINANCING ACTIVITIES
Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations              (120,988)  (159,802)
Proceeds from revolving line of credit,
  notes payable and capital
  lease obligstions                             60,904    249,321
                                            ---------------------
Net cash (used in) provided by
  financing activities                        (60,084)    89,519

Net decrease in cash and cash equivalents           0    (84,199)
Cash and cash equivalents at beginning
  of year                                           0     94,258
                                            ---------------------
Cash and cash equivalents at end of period    $     0    $10,059
                                            =====================
See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                     FIRETECTOR INC. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER  31, 1995
                                (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1995.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Registrant has a credit facility with a New York City bank for $2,500,000. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,000,000 revolving line of credit through March 31, 1996. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder.

Further, in exchange for options to acquire 500,000 unregistered shares of the Registrant s common stock at an exercise price of $.30 per share, an affiliate of Mirtronics has guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility is renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears interest at a rate of 5% above the prime

              FIRETECTOR INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED DECEMBER  31, 1995
                                (UNAUDITED)


3. LONG TERM DEBT (continued)

rate of The Royal Bank of Canada and is payable upon demand subject to its subordination.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1995, and continuing through December 31, 1995, the Registrant was not in default of any of its financial covenants.

4. TRANSACTIONS WITH RELATED PARTIES

At December 31, 1995, the Registrant was indebted to Mirtronics and its subsidiaries for materials, loans, and miscellaneous advances in the aggregate amount of $149,473. This indebtedness is secured by a pledge of all of the Registrant's assets and is subordinate to debt payable to the Registrant s bank. The Registrant is also indebted, on a demand basis to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $191,893 at December 31, 1995. The Registrant has a receivable from Mirtronics and its subsidiaries in the amount of $322,467 at December 31, 1995.

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

In March 1995 the Registrant entered into a Debt/Equity Agreement with Mirtronics, whereby Mirtronics will have the right, exercisable from time to time until September 30, 1996, to convert all or part of the Registrant's debt to Mirtronics into shares of Class A, Series 1 Preferred Stock, at the conversion price of $1.00 per share, or one share of Preferred Stock for each dollar of debt converted. The Preferred Stock may be converted into Common Stock at the rate of two Common shares for

                     FIRETECTOR INC. AND SUBSIDIARIES

                   THREE MONTHS ENDED DECEMBER  31, 1995
                                (UNAUDITED)


4. TRANSACTIONS WITH RELATED PARTIES (continued)

one share of Preferred. In March 1995, Mirtronics converted $425,000 of debt into 425,000 shares of Class A, Series 1 Preferred Stock and on May 17, 1995, Mirtronics converted an additional $250,000 of debt into 250,000 shares of Class A, Series 1 Preferred Stock.

5. STOCKHOLDERS' EQUITY

In May 1995, the Registrant granted Judson Enterprises, Ltd.
100,000 options to purchase common stock at a price of $1.00 per share in exchange for investment banking services.

In September 1995, a director of the Registrant exercised a subscription of 60,000 shares of Common Stock at an exercise price of $0.30 per share. The options were originally issued to Mirtronics at the exercise price of $0.30 per share.

6. LEGAL PROCEEDINGS

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

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                                (Unaudited)


Liquidity and Capital Resources

The Registrant has a credit facility with a New York City bank for $2,500,000. At December 31, 1995 the Registrant owed $2,297,796 under the terms of the credit facility. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,000,000 revolving line of credit through March 31, 1996. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder. Further, in exchange for options to acquire 500,000 shares of the Registrant's common stock at an exercise price of $.30 per share, an affiliate of Mirtronics has guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility is renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears an interest rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1995, and continuing through December 31, 1995, the Registrant was not in default of any of its financial covenants.

Net cash provided by operations for the three months ended December 31, 1995 amounted to $128,688 as compared to net cash used by operations of $138,202 for the comparable prior year period. The primary reason for the provision of cash was net income of $69,756 as compared to $19,883 for the comparable prior year period. The reduction in trade accounts receivable of approximately $500,000 was also a primary factor in the provision of cash for the three months ended December 31, 1995. The decrease in trade accounts receivable was primarily due to a program of negotiation of terms prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion resulting in faster final payments. It is the intention of the Registrant to continue this program throughout fiscal 1996.

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
                              (Unaudited)
                              (continued)


Results of Operations

The Registrant's total revenues during the three month period ended December 31, 1995 decreased to $2,942,116 as compared to $3,073,900 for the comparable period of the prior year. This decrease was primarily the result of delays in customer requirement/capacity to accept shipment on current orders for transit and school projects. In addition, the consolidation of the New York fire operations delayed certain other projects. The first quarter was budgeted to be the lowest of fiscal 1996.

Gross profit on product sales for the three month period ended December 31, 1995 was 40% as compared with 41% for the comparable 1994 period. This slight decrease is a result of the change in the timing of product mix from fire alarms to packaged systems (sound, security, fire, etc.). The higher volumes anticipated for the balance of the year should correct this situation.

Net income for the three month period ended December 31, 1995 increased to $69,756 as compared to net income of $19,883 for the comparable period of the prior year. This increase is primarily due to continued tighter controls being placed on all expenditures, realization of the impact of personnel reductions, lower occupancy costs and other cost reductions.

The backlog of orders at February 2, 1996 amounted to $8,615,194 as compared to $7,186,000 at December 31, 1995 and $6,200,000 at September 30, 1995. Management expects to improve profitability as the increased backlog is shipped or performed. It is anticipated that a significant portion of the current backlog will be completed by the end of fiscal 1996.

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


          b. Reports on Form 8-K.  None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: February 13, 1996            DENNIS P. McCONNELL
                           ------------------------------------
                                   DENNIS P. McCONNELL,
                                  (ASSISTANT SECRETARY)