Form 10QSB
period 1996-03-31
FIRETECTOR INC
filed 1996-05-15
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1996

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


     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date:   As of May 14, 1996, 3,243,400 shares of Registrant's
Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                   March 31,
                                                     1996
                                              ----------------
ASSETS
Current assets:
  Cash                                         $    235,797
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $175,445                3,952,982
  Accounts receivable from affilitaed companies     351,212
  Inventories                                     2,130,198
  Prepaid expenses and other current assets         216,286
                                                -------------
Total current assets                              6,886,475
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $480,097                           510,224
Software Development Costs, net                      77,038
Other Assets                                        428,812
Deferred Taxes                                      255,000
                                               -------------
Total assets                                     $8,157,549
                                               =============

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                    March 31,
                                                       1996
                                               ------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank                                $1,938,509
  Other notes payable                                 125,725
  Accounts payable and accrued expenses             1,743,663
  Unearned service revenue                            328,449
  Current portion of capital lease obligations          6,329
                                                ---------------
Total current liabilities                           4,142,675

Notes payable to bank                                 321,430
Other notes payable, less current portion             344,073
Capital lease obligations, less current portion         5,072
Due to affiliated companies                           191,839
                                                 --------------
Total liabilities                                   5,005,089
                                                 --------------


Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - 675,000 shares issued
    and outstanding                                   675,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,243,400 shares                                    3,243
  Capital in excess of par                          5,310,551
  Deficit                                          (2,836,334)
                                                   -----------
Total stockholders' equity                          3,152,460
                                                   -----------
Total liabilities and stockholders' equity         $8,157,549
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                     For The Three Months Ended
                                              March 31,
                                            1996        1995
                                          ---------------------
Net sales                               $2,285,009   $2,461,929
Service revenues                         1,310,269    1,065,587
                                        -----------------------
Total revenues                           3,595,278    3,527,516
                                        -----------------------

Cost of sales                            1,251,504    1,731,889
Cost of service                            715,655      533,268
Selling, general and administrative      1,017,770    1,058,512
Interest expense                            72,283       86,763
Depreciation and amortization expense       64,262       63,303
Statutory insurance refund                 (97,923)
Gain on sale of servcie contracts         (208,571)
Other (income) net                          (6,520)
                                         ----------------------
                                         2,808,460    3,473,735
                                         ----------------------
Income from continuing operations before
 provision (credit) for income taxes       786,818       53,781


Provision (credit) for income taxes:
 Current
 Deferred                                  (77,000)
                                         ----------------------
Net income                               $ 863,818   $   53,781
                                         ======================

Per share data:                          ----------------------
   Net income                             $   0.13   $     0.02
                                         ======================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)

                                         For the Six Months Ended
                                                 March 31,
                                           1996              1995
                                         ------------------------
Net sales                                $4,214,130    $4,506,597
Service revenues                          2,323,264     2,094,819
                                         ------------------------
Total revenues                            6,537,394     6,601,416
                                         ------------------------
Cost of sales                             2,410,625     2,936,673
Cost of service                           1,311,007     1,198,559
Selling, general and administrative       2,020,128     2,113,423
Interest expense                            148,765       163,810
Depreciation and amortization expense       126,056       115,287
Statutory insurance refund                  (97,923)
Gain on sale of servcie contracts          (208,571)
Other (income) net                          (11,267)
                                         ------------------------
                                          5,698,820     6,527,752
                                         ------------------------

Income from continuing operations before
 provision (credit) for income taxes        838,574       73,664


Provision (credit) for income taxes:
 Current
 Deferred                                  (95,000)

                                         ----------------------
Net income                               $  933,574     $  73,664
                                         ========================

 Per share data:                        -------------------------
    Net income                            $    0.14     $   0.02
                                        =========================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                         For The Six Months Ended
                                                   March 31,
                                               1996          1995
                                          -----------------------
OPERATING ACTIVITIES
Net income                                   $933,574   $ 73,664
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization               144,462    115,287
  Provision for doubtful accounts              40,000     30,000
Changes in operating assets and liabilities:
  Accounts receivable                        (197,577)    79,310
  Inventories, prepaid expenses and other
   current assets                            (293,825)  (241,297)
  Accounts receivable from affiliated
   company                                    (54,600)
  Other assets                                 32,091   (105,684)
  Accounts payable and accrued expenses      (235,879)    61,020
  Unearned service revenue                      4,311    (66,796)
  Due to affiliated companies                  52,874      5,665
                                            ---------------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        425,431    (48,831)

INVESTING ACTIVITIES
 Purchases of property and equipment         (110,812)   (82,987)
Software development costs                       (800)
                                            ---------------------
NET CASH USED IN INVESTING ACTIVITIES        (111,612)   (82,987)

FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations              (173,245)  (271,170)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                            95,223    369,296
                                            ---------------------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                         (78,022)    98,126
                                            ---------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            235,797    (33,692)
Cash and cash equivalents at beginning
  of period                                               94,258
                                            ---------------------
Cash and cash equivalents at end of period   $235,797    $60,566
                                            =====================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

             FIRETECTOR INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             SIX MONTHS ENDED MARCH  31, 1996
                       (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1995.

2. INVENTORY

Inventories are priced at the lower of cost (first- in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Registrant has a credit facility with a New York City bank for $2,500,000. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,000,000 revolving line of credit through March 31, 1997. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder, Mirtronics Inc. ("Mirtronics").

An affiliate of Mirtronics guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears interest at a rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At
              FIRETECTOR INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
              SIX MONTHS ENDED MARCH  31, 1996
                       (UNAUDITED)


September 30, 1995, and continuing through  March 31, 1996, the
Registrant was not in default of any of its financial covenants.


4. TRANSACTIONS WITH RELATED PARTIES

At March 31, 1996, the Registrant was indebted to Mirtronics and its subsidiaries for materials, loans, and miscellaneous advances in the aggregate amount of $191,838. This indebtedness is secured by a pledge of all of the Registrant's assets and is subordinate to debt payable to the Registrant's bank. The Registrant is also indebted, on a demand basis to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $198,468 at March 31, 1996. The Registrant has a receivable from Mirtronics and its subsidiaries in the amount of $351,211 at March 31, 1996.

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

5. LEGAL PROCEEDINGS

On December 29, 1994 Casey Systems, Inc. ("Casey") filed suit in the United States District Court for the Southern District of New York against its largest competitor in the New York City life safety market, Firecom, Inc. and a number of its affiliates. The suit, which sought legal damages in excess of $10,000,000 and certain equitable remedies, was based on numerous Federal and State claims including, without limitations, violation of Federal and New York State anti-trust statutes, unfair competition, unlawful theft of proprietary information, deceptive trade practices, tortious interference with contract and other claims. The suit also set forth a breach of contract claim against a customer of Casey who breached a contract with Casey. On March 28, 1996 the litigation was settled with agreements relating to cross-licensing, royalty payments and other considerations.

6. OTHER

On March 29, 1996, Systems Service Technology Corp. ("SST"), a
             FIRETECTOR INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
             SIX MONTHS ENDED MARCH  31, 1996
                        (UNAUDITED)


wholly owned subsidiary of the Registrant, sold selected assets to Sirina Protection Systems Corp. ("Sirina") which included the right to certain SST contracts to provide service or maintenance to selected buildings. As consideration for the purchase of such assets Sirina paid SST an aggregate of $378,000.

For the years 1990 through and including 1995, the Registrant, upon review, discovered it had been overcharged by a statutory employee related insurance fund in the amount of approximately $250,000. The fund has confirmed this amount and intends to make payment within the next fiscal quarter. The Registrant continues to investigate and negotiate similar overcharges by other funds which should also be resolved during the next fiscal quarter.


Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                             (Unaudited)


Liquidity and Capital Resources

The Registrant has a credit facility with a New York City bank for $2,500,000. At March 31, 1996 the Registrant owed $2,259,939 under the terms of the credit facility. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,000,000 revolving line of credit through March 31, 1997. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder. An affiliate of Mirtronics had guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility was renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears an interest rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At
Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                           (Unaudited)
                           (continued)

Liquidity and Capital resources (continued)

September 30, 1995, and continuing through  March 31, 1996, the
Registrant was not in default of any of its financial covenants.

Net cash provided by operations for the six months ended March 31, 1996 amounted to $425,431 as compared to net cash used by operations of $48,831 for the comparable prior year period. The primary reason for the provision of cash was net income from operations of $933,574 as compared to $73,664 for the comparable prior year period. The reduction in trade accounts receivable of approximately $342,000 was also a primary factor in the provision of cash for the six months ended March 31, 1996. Although the settlement of litigation occurred prior to March 31, 1996 related payments were not made until after the balance sheet date, therefore artificially inflating accounts receivable. In addition, the refund due from statutory insurance has been confirmed, but not paid, therefore also inflating the nontrade portion of accounts receivable. The decrease in trade accounts receivable was primarily due to a program of negotiation of terms prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion, resulting in faster final payments. It is the intention of the Registrant to continue this program throughout fiscal 1996.

Results of Operations

The Registrant's product revenues during the three and six month periods ended March 31, 1996 decreased to $2,285,009 and $4,214,130 respectively, as compared to $2,461,929 and $4,506,597, respectively, for the comparable period of the prior year. The decrease in product sales was primarily the result of delays in customer requirement/capacity to accept shipment on current orders for transit and school projects. The Registrant expects to commence shipments of these large projects within the next fiscal quarter. Service revenues during the three and six month periods increased to $1,310,269 and $2,323,264 as compared to $1,065,587 and $2,094,819. Service revenues include initial licensing and royalty payments relating to settlement of the litigation (net of legal expenses).

Gross profit on product revenues for the three and six month periods ended March 31, 1996 was 45% and 43% respectively, as compared with 30% and 35% respectively, for the comparable 1995 period. The significant increase is due to previously announced cost reductions, improved operating methods designed to reduce material usage and labor cost, as well as the movement of product mix from lower margin distributed life safety products to higher
Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                           (Unaudited)
                           (continued)

Results of Operations (continued)

margin integrated systems (sound, security, life safety etc.), which carry a higher gross profit percentage.

Gross profit on service revenues for the three and six month periods ended March 31, 1996 was 45% and 44%, respectively, as compared with 50% and 43%, respectively, for the comparable 1995 period due to the downward pressure on prices resulting from the highly competitive New York City service market.

Net income from operating activities for the three and six month periods ended March 31, 1996 increased to $786,818 and $838,574, respectively, as compared to net income of $53,781 and $73,664, respectively, for the comparable 1995 period. This increase is primarily attributable to improved product gross profit, initial licensing and royalty payments resulting from litigation settlement (net of legal expenses) and approximately $252,000 in statutory insurance refunds and a gain of $208,571 on the sale of selected service contracts. Management elected to dispose of these service contracts which it considered marginal in order to focus resources on priority business segments and to raise cash to fund performance of the order backlog. The realization of the impact of personnel reductions, lower occupancy costs and other cost reductions also contributed to the increase in net income. Results in the period were impacted by approximately $46,000 of full year vacation and similar benefit accruals.

Results from the operating units were the highest in the Registrant's history (after discounting statutory refunds, gain on sale of service contracts and litigation settlement(net of legal expense)), notwithstanding a sales level far lower than Management's current estimate for the balance of the fiscal year.

The backlog of orders at March 31, 1996 amount to $8,508,079 compared to $7,186,000 at December 31, 1995 and $6,200,000 at
September 30, 1995. Management expects to improve profitability as the Registrant ships from its increased product backlog. It is anticipated that at least 50% of the current backlog will be completed by the end of fiscal 1996. Management also expects profits to be impacted positively due to further improvement in operating efficiencies, avoidance of probable direct and indirect costs related to continued litigation and further focus on higher margin niche marketing.

                        Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

               Not Applicable

Item 2.   Changes in Securities.

               Not Applicable

Item 3.   Defaults Upon Senior Securities.

               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

               Not Applicable

Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Exhibit 10.1  Contract Purchase Agreement by and
between Systems Service Technology and Sirina Protection Systems
Corp., dated March 29, 1996

             Ex-27  Financial data Schedule


          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: May 15, 1996                 MARC PALKER
                           ------------------------------------
                                   MARC PALKER, SECRETARY