Form 10QSB
period 1996-06-30
FIRETECTOR INC
filed 1996-08-13
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1996

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


     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date:   As of August 13, 1996, 3,354,828 shares of Registrant's
Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                   June 30,
                                                     1996
                                              ----------------
ASSETS
Current assets:
  Cash                                         $    565,262
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $191,445                3,417,650
  Accounts receivable from affilitaed companies     374,169
  Inventories                                     2,243,107
  Prepaid expenses and other current assets         268,466
                                                -------------
Total current assets                              6,868,654
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $504,371                           484,917
Software Development Costs, net                      67,841
Other Assets                                        393,948
Deferred Taxes                                      302,500
                                               -------------
Total assets                                     $8,117,860
                                               =============

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                    June 30,
                                                       1996
                                               ------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank                                $1,938,509
  Other notes payable                                  48,048
  Accounts payable and accrued expenses             1,607,364
  Unearned service revenue                            378,267
  Current portion of capital lease obligations          5,354
                                                ---------------
Total current liabilities                           3,977,542

Notes payable to bank, less current portion           303,573
Other notes payable, less current portion             295,835
Capital lease obligations, less current portion         4,093
Due to affiliated companies                           141,472
                                                 --------------
Total liabilities                                   4,722,515
                                                 --------------


Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - 675,000 shares issued
    and outstanding                                   675,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,354,828 shares                                    3,355
  Capital in excess of par                          5,380,439
  Deficit                                          (2,663,449)
                                                   -----------
Total stockholders' equity                          3,395,345
                                                   -----------
Total liabilities and stockholders' equity         $8,117,860
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                     For The Three Months Ended
                                              June 30,
                                            1996        1995
                                          ---------------------
Net sales                               $2,632,125   $2,477,482
Service revenues                         1,027,033      976,337
                                        -----------------------
Total revenues                           3,659,158    3,453,819
                                        -----------------------

Cost of sales                            1,899,150    1,512,968
Cost of service                            503,694      560,843
Selling, general and administrative      1,031,026    1,157,209
Interest expense                            69,659       78,861
Depreciation and amortization expense       60,305       53,000
Statutory insurance refund                  (3,444)
Union refund                               (21,807)
Other (income) net                          (4,810)          (5)
                                         ----------------------
                                         3,533,773    3,362,876
                                         ----------------------
Income from continuing operations before
 provision (credit) for income taxes       125,385       90,943


Provision (credit) for income taxes:
 Current
 Deferred                                  (47,500)
                                         ----------------------
Net income                               $ 172,885   $   90,943
                                         ======================

Per share data:                          ----------------------
   Net income                             $   0.03   $     0.02
                                         ======================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                   Firetector Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)

                                       For the Nine Months Ended
                                                 June 30,
                                           1996              1995
                                         ------------------------
Net sales                                $6,846,255    $6,984,079
Service revenues                          3,350,297     3,071,156
                                         ------------------------
Total revenues                           10,196,552    10,055,235
                                         ------------------------
Cost of sales                             4,309,775     4,449,641
Cost of service                           1,814,701     1,759,402
Selling, general and administrative       3,051,154     3,270,632
Interest expense                            218,424       242,671
Depreciation and amortization expense       186,361       168,287
Statutory insurance refund                 (101,367)
Gain on sale of servcie contracts          (208,571)
Union refund                                (21,807)
Other (income) net                          (16,077)
                                         ------------------------
                                          9,232,593     9,890,633
                                         ------------------------

Income from continuing operations before
 provision (credit) for income taxes        963,959      164,602


Provision (credit) for income taxes:
 Current
 Deferred                                 (142,500)

                                         ------------------------
Net income                               $1,106,459     $ 164,602
                                         ========================

 Per share data:                        -------------------------
    Net income                            $    0.17     $   0.05
                                        =========================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

                Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                        For The Nine Months Ended
                                                   June 30,
                                               1996          1995
                                          -----------------------
OPERATING ACTIVITIES
Net income                                 $1,106,459   $164,602
Adjustments to reconcile net income to
 net cash provided by
 operating activities:
  Depreciation and amortization               213,963    168,287
  Provision for doubtful accounts              55,000     45,000
Changes in operating assets and liabilities:
  Accounts receivable                         322,755    308,294
  Inventories, prepaid expenses and other
   current assets                            (458,914)  (541,403)
  Accounts receivable from affiliated
   company                                    (77,557)   (59,631)
  Other assets                                 (3,636)  (110,559)
  Accounts payable and accrued expenses      (372,178)    39,053
  Unearned service revenue                     54,129    (72,597)
  Due to affiliated companies                   2,507    249,450
                                            ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     842,528    190,496

INVESTING ACTIVITIES
 Purchases of property and equipment         (122,721)   (95,342)
Software development costs                       (800)
                                            ---------------------
NET CASH USED IN INVESTING ACTIVITIES        (123,521)   (95,342)

FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations              (335,389)  (411,706)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                           111,644    227,275
 Proceeds from sale of Common Stock            70,000
                                            ---------------------
NET CASH USED IN FINANCING ACTIVITIES        (153,745) (184,431)
                                            ---------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            565,262    (89,277)
Cash and cash equivalents at beginning
  of period                                               94,258
                                            ---------------------
Cash and cash equivalents at end of period   $565,262    $ 4,981
                                            =====================

See accompanying Notes to the Consolidated Financial Statements.
/TABLE

             FIRETECTOR INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED JUNE 30, 1996
                       (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1995.

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

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At
             FIRETECTOR INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
              NINE MONTHS ENDED JUNE 30, 1996
                       (UNAUDITED)

September 30, 1995, and continuing through  June 30, 1996, the
Registrant was not in default of any of its financial covenants.


4. TRANSACTIONS WITH RELATED PARTIES

At June 30, 1996, the Registrant was indebted to Mirtronics and its subsidiaries for materials, loans, and miscellaneous advances in the aggregate amount of $141,472. This indebtedness is secured by a pledge of all of the Registrant's assets and is subordinate to debt payable to the Registrant's bank. The Registrant is also indebted, on a demand basis to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $202,668 at June 30, 1996. The Registrant has a receivable from Mirtronics and its subsidiaries in the amount of $374,169 at June 30, 1996.

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





             FIRETECTOR INC. AND SUBSIDIARIES
   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
             NINE MONTHS ENDED JUNE 30, 1996
                        (UNAUDITED)

6. OTHER

On March 29, 1996, Systems Service Technology Corp. ("SST"), a wholly owned subsidiary of the Registrant, sold selected assets to Sirina Protection Systems Corp. ("Sirina") which included the right to certain SST contracts to provide service or maintenance to selected buildings. As consideration for the purchase of such assets Sirina paid SST an aggregate of $378,000.

For the years 1990 through and including 1995, the Registrant, upon review, discovered it had been overcharged by a statutory employee related insurance fund in the amount of approximately $256,000. The fund confirmed this amount and payment was made within the fiscal quarter. The registrant also discovered that it had been overcharged by an employee benefit fund in the amount of approximately $53,000. Payment of this amount is expected within the next fiscal quarter.

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                             (Unaudited)

Liquidity and Capital Resources

The Registrant has a credit facility with a New York City bank for $2,500,000. At June 30, 1996 the Registrant owed $2,242,082 under the terms of the credit facility. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,000,000 revolving line of credit through March 31, 1997. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder. An affiliate of Mirtronics had guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility was renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears an interest rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1995, and continuing through June 30, 1996, the Registrant was not in default of any of its financial covenants.

Net cash provided by operations for the nine months ended June 30, 1996 amounted to $842,528 as compared to $190,496 for the comparable prior year period. The primary reason for the provision of cash was net income from operations of $1,106,459 as compared to $164,602 for the comparable prior year period. The reduction in trade accounts receivable of approximately $378,000 also contributed to the provision of cash for the nine months ended June 30, 1996. This reduction relates primarily to the collection of the settlement of litigation, and the collection of the refund from statutory insurance overpayments. In addition, the decrease in trade accounts receivable is attributable to a program of negotiation of terms prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion, resulting in faster final payments. It is the intention of the Registrant to continue this program throughout fiscal 1996.




Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                           (Unaudited)
                           (continued)


Results of Operations

The Registrant's product revenues during the three months ended June 30, 1996 increased to $2,632,125 as compared to $2,477,482.
Product revenues during the quarter included approximately $500,000 of billing as a general contractor, essentially as a pass-through, with marginal profit. The overall decrease of $137,824 in product sales for the nine month period was primarily the result of delays in customer requirement/capacity to accept shipment on current orders for transit and school projects. In addition, the consolidation of the Registrant's New York fire operations delayed certain other projects. Service revenues during the three and nine month periods increased to $1,027,033 and $3,350,297 as compared to $976,337 and $3,071,156, respectively. Service revenues for the nine months ended June 30, 1996 include licensing and royalty payments relating to settlement of the litigation.

Gross profit on product revenues for the three and nine month periods ended June 30, 1996 was 28% and 37% respectively, as compared with 39% and 36% respectively, for the comparable 1995 period. The decrease in gross profit on product revenues for the three months ended June 30, 1996 relates primarily to the commencement of a job in which the Registrant is the general contractor. General contractor jobs generally carry a nominal gross profit percentage. Without the effects of the general contractor revenues and related costs, gross profit for the three month period would be 37%.

Gross profit on service revenues for the three and nine month periods ended June 30, 1996 was 51% and 46%, respectively, as compared with 43% for the comparable 1995 periods. Gross profit improvement, notwithstanding a competitive market for service related contracts, resulted from emphasis on controlling costs, and the inclusion of licensing and royalty payments relating to settlement of the litigation.

Net income from operating activities for the three and nine month periods ended June 30, 1996 increased to $172,885 and $1,106,459, respectively, as compared to net income of $90,943 and $164,602, respectively, for the comparable 1995 period. This increase is primarily attributable to improved service gross profit, initial licensing and royalty payments resulting from litigation settlement (net of legal expenses), statutory insurance refunds, employee benefit refunds, and a gain of $208,571 on the sale of selected service contracts. Management elected to dispose of these service contracts which it considered marginal in order to focus resources on priority business segments and to raise cash


Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                           (Unaudited)
                           (continued)


Results of Operations (continued)

to fund performance of the order backlog. The realization of the impact of personnel reductions, lower occupancy costs and other cost reductions also contributed to the increase in net income.

After excluding approximately $500,000 of general contractor billing (with nominal gross profit), the Registrant generated increased earnings on substantially lower revenues.

The backlog of orders at June 30, 1996 amount to $9,322,400 as compared to $8,508,079 at March 31, 1996, $7,186,000 at December
31, 1995 and $6,200,000 at September 30, 1995. Management expects to improve profitability as the Registrant ships from its increased product backlog. The continuing increase in backlog derives from sale of integrated packaged systems in New York and Texas. It is anticipated that at least 50% of the current backlog will be completed by the end of fiscal 1997. Management also expects profits to be impacted positively due to further improvement in operating efficiencies, avoidance of probable direct and indirect costs related to continued litigation and further focus on higher margin niche marketing.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

               Not Applicable

Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Ex-27  Financial data Schedule


          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: August 13, 1996              DENNIS P. McCONNELL
                           ------------------------------------
                           DENNIS P. McCONNELL, ASSISTANT
                              SECRETARY