Form 10KSB
period 1996-09-30
FIRETECTOR INC
filed 1996-12-24
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20459

                FORM 10-KSB-Annual or Transitional Report

  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements be reference in Part III of this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $13,614,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 17, 1996 was $2,204,371.94.

     As of December 17, 1996, the Registrant had 3,548,400 shares of Common Stock outstanding.

    Documents Incorporated by Reference: Definitive Proxy Statement to be filed.

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

      Engineered life safety systems

      Engineered sound systems

      Service & Maintenance

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

    To meet the challenges of more stringent code requirements and a sluggish market for new construction, Firetector developed its new generation proprietary COMTRAK 2000 Life Safety System which utilizes the latest technology to not only meet the current code requirements, and satisfy the "wish list" of current COMTRAK customers, but many likely future code requirements as well. One of the improvements incorporated into the COMTRAK 2000 is a Fire Command Station which offers a color CRT display system along with three sectional displays. These features provide the operator with a wide variety of pertinent information, allowing for quicker response, which is critical in an emergency. In addition, the expanded memory capability of the new Fire Command Station enables a single station to control multi-building projects and permits simplified operation.

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

Research and Development

     During the fiscal years ended September 30, 1996 and 1995, Firetector spent approximately $97,000 and $160,000, respectively, for research and development (including capitalized software development costs in fiscal 1995 of $14,000) of Firetector's life safety and communication systems.

Customers and Suppliers

     For the fiscal years ended September 30, 1996 and 1995, no customers or suppliers accounted for more than 10% of Firetector's revenues.

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

Employees

    Firetector and its subsidiaries have 121 full time employees, including 38 that are covered by union contracts in New York.

Business Conditions

    Firetector believes that its labor and material sources are sufficient and that other than normal competitive factors, and what is discussed above or under "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", Firetector's operations and industry do not have any special characteristics which may have a material impact upon its future financial performance.

Patents and Trademarks

    The Company does not have any patents on its systems, but, it uses proprietary technology which it seeks to protect as trade secrets. The "Firetector", "Casey Systems" and "COMTRAK" trademarks are registered with the United States Patent and Trademark Office.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 14,800 square feet of office, manufacturing and warehouse space in Hicksville, New York. The lease runs for an initial term from March 1, 1995 through February 29, 2000, with a five year renewal option. The rental schedule provides for monthly rent of $10,175 in the first year increasing to $11,950 during the final four years of the initial term and $15,785 during the final year of the renewal term.

    The Company leases approximately 3,000 square feet of office and warehouse space in New York City. The lease term runs from May 13, 1994 through May 12, 2004. The lease agreement provides for annual rental fees of $51,941.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None


                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Firetector's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 1994 through September 30, 1996 which quotations were obtained from the National Association of Securities Dealers Inc.

Common Stock

Quarter Ended                    BID                       ASK
                          High        Low            High       Low
                        ---------------------------------------------
December 31, 1994          9/16       1/4           21/32       7/16
March 31, 1995             1/2        3/16           9/16       1/4
June 30, 1995            1 7/32      15/32         1 5/16       9/16
September 30, 1995      1 13/16     1 1/32            2       1 5/32
December 31, 1995        1 5/8       15/16         1 3/4      1 1/8
March 31, 1996           1 1/2      1 1/8          1 5/8      1 1/4
June 30, 1996            2 3/8      1 3/16         2 7/16     1 1/4
September 30, 1996       2 1/4      1 1/2          2 5/16     1 5/8

     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 17, 1996, there were 522 record holders of Firetector's Common Stock.

     On December 17, 1996 the bid and ask prices for the Common Stock were 1 and 1 1/8, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

     In August 1994,  Firetector  completed a  refinancing  with a New York City bank  providing  for  a  $500,000  three  year  term  loan  with  a  seven  year amortization period and a $2,250,000 (subsequently reduced to $2,000,000) revolving credit facility (the "Credit Facility"). The Credit Facility provides for interest at prime plus 2% (10.25% at September 30, 1996) on outstanding balances, and an annual facility fee of .5%. Advances under the revolver are measured against a borrowing base calculated on eligible accounts receivable and inventory as defined. The Credit Facility is secured by all of the assets of Firetector and all of its operating subsidiaries as well as a $500,000 letter of credit provided by Firetector's largest stockholder, Mirtronics Inc., an Ontario corporation ("Mirtronics").

     First Corporate Capital Inc. an Ontario Corporation ("FCC") provided a guaranty of minimum levels of net income in fiscal 1994 and 1995. FCC provided a $100,000 subordinated loan to Firetector required by the 1994 guaranty. FCC is affiliated with Mirtronics.

     The Credit Facility includes various covenants, including maintenance of sufficient qualifying accounts receivable and inventory to support the outstanding loan balance. The Credit Facility expires on March 31, 1997 but the Company expects to negotiate a renewal and/or extension of the Credit Facility. If the lender demands repayment of all indebtedness at expiration, Firetector would not be in a position to repay all of this indebtedness without assistance from affiliates. There can be no assurance that affiliates would or could provide such assistance.

     The Company had $954,000 of net cash provided from operating activities during its fiscal 1996, primarily the result of an operating profit of $1,042,000. The decrease in trade accounts receivable was primarily due to a program of negotiation of terms prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion resulting in faster final payments. It is the intention of the Company to continue this program in fiscal 1997.

     The ratio of Firetector's current assets to current liabilities increased to approximately 1.62 to 1 at September 30, 1996 from 1.38 to 1 at September 30, 1995.

     The Company further anticipates meeting its future cash requirements through a cost reduction program, acceleration of the collection of receivables, reduction of inventory levels and continuing operating profits.

     As of September 30, 1996 and September 30, 1995, Firetector and its affiliates were indebted to Mirtronics and its subsidiaries and affiliates for materials, loans and miscellaneous advances in the amount of $149,000 and $139,000, respectively. The Company is also indebted to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, in the aggregate amount of $205,000 at September 30, 1996. The Company had a receivable from Mirtronics and its subsidiaries in the amount of $413,000 and $297,000 at September 30, 1996 and 1995, respectively.

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

RESULTS OF OPERATIONS

Revenues and Net Income

     As a result of Management's focus on cost reduction, improved efficiencies and process and personnel restructuring, revenues increased less than 1% in fiscal 1996 over fiscal 1995. Although product revenues decreased 2%, service revenues increased 7%. This restrained growth was intentional as Management felt it was necessary for the Company to generate significant positive cash flow prior to targeting revenue growth. Based on the results in 1996 and the resolution of legal disputes and sale of marginal service contracts (see below), the Company is resuming its efforts to increase revenues. The increase in service revenues resulted from a continued intense effort to secure service contracts and call-in maintenance revenue on Firetector systems and other systems. Service revenues in fiscal 1996 included licensing and royalty payments relating to settlement of the litigation.


Gross Profit

         Although management focused on controlling material cost and improved project status and costing systems, the Company's gross profit on product sales in fiscal 1996 decreased slightly to 35% from 36% in fiscal 1995. This is primarily the result of the Company acting in the capacity as a general contractor on certain projects, which generally involves a nominal gross profit on subcontractor portions (e.g. installation labor). The Company pursued these projects to secure future service revenues. In addition, a greater percentage of revenues derived from the Texas Division, of which revenues did not contribute significantly to the greater fixed overhead of the New York Division.

     During fiscal 1996 gross profit on service revenues increased to 43% from 41% in fiscal 1995. Gross profit improvement, notwithstanding a competitive market for service related contracts, results from emphasis on controlling costs, and the inclusion of licensing and royalty payments relating to the settlement of the litigation.

Net Income

     Net income increased to $1,042,000 or $.15 per share in fiscal 1996 from net income of $265,000 or $.06 per share in fiscal 1995. Net income before provision (credit) for income taxes was $894,000 in fiscal 1996 which was an increase in operating income of approximately $789,000 from fiscal 1995. The increase in profitability results from reduced operating costs and repayment of overcharges by a statutory employee related insurance fund and an employee benefit fund in the amounts of approximately $256,000 and $53,000, respectively. In addition, a subsidiary of the Company sold certain marginal service contracts resulting in a gain of $209,000.The Company also settled litigation against a competitor with agreements relating to cross-licensing, royalty payments and other considerations. The Company also experienced reduced interest charges of approximately $39,000 due to reduced borrowings. Results in fiscal 1996 included the impact of utilizing the tax benefit of net operating loss carryforwards of $148,000 as Firetector returned to profitability. Firetector retains over $2,000,000 of additional net operating loss carryforwards.

     Results were also impacted as the New York Division shipped a much lower than expected portion of its large order backlog due to project delays. The Company has incurred personnel and other costs in anticipation of performing this backlog. The Company expects to ship larger portions of the order backlog in fiscal 1997 (which has been the case during the first two months of fiscal
1997).
     While the repayments of overcharges, the gain on the sale of the service contracts and litigation settlement are not of a recurring nature, all are directly related to significantly reduced operating costs and/or increased revenues in 1997 and beyond.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased by 7.5% in fiscal 1996 over 1995. The impact of this decrease is due mainly to the Company being overcharged by a statutory employee related insurance fund and an employee benefit fund. The effect on selling, general and administrative expenses amounted to approximately $154,000 and $22,000, respectively. In addition, the Companies internal restructuring reduced duplicated general expenses. The Company also experienced the effect of reduced legal and accounting fees in the amount of approximately $85,000. This reduction was the result of a change in accounting firms and a significant reduction of legal fees in relation to settlement of the litigation.

Backlog

     Firetector's  backlog,   excluding  service,  increased  to  $9,700,000  at
September 30, 1996 from $6,200,000 at September 30, 1995.

Plan of Operations

     During fiscal 1997 Management intends to continue to focus on the reduction of fixed overhead as well as to reduce variable costs through improved efficiency and productivity while seeking to increase revenues in all three of its principal market categories from new business and performing the large existing order backlog. Enhancements to Firetector's management information systems and methods of approving and monitoring project costs have been improving Management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. The Company has also implemented a new computer system which is intended to assist the Company in project and service costing and financial projections. Assuming the continuation of the Credit Facility, Management believes that Firetector will generate sufficient cash flow from operations to meet its obligations.

Seasonality and Industry Trends

     The Company's sales are slightly affected by seasonal changes.

INFLATION

     The impact of inflation on the Company's business operations is not material. Casey's labor costs are normally controlled by union contracts covering a period of two years and its material costs have remained relatively stable.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements required to be filed hereunder are indexed at Page _ and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                PART III

Incorporated by reference to Registrant's definitive Proxy statement.

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

10.7   Form of Option Agreement between Firetector Inc.
       and Mirtronics Inc. (Exhibit 10.17)(3)

10.8   Form of Debt/Equity Conversion Agreement between
       Firetector Inc. and Mirtronics Inc., as amended (Exhibit 10.21)(3)

10.9   Letter Agreement dated as of November 5, 1992, between
       Firetector and Mirtronics (Exhibit 10.22)(1)

22.1   Subsidiaries of the Registrant (Exhibit 22.1)(1)

27     Financial Data Schedule

- --------
     (1) Reference is made to the correspondingly numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-2, Registration No. 33-51472, filed with the Commission on December 23, 1992, which is incorporated herein by reference.

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

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRETECTOR INC.
                              (Registrant)

                              By: /s/ Daniel S. Tamkin
                              Daniel S. Tamkin,
                              Chief Executive Officer and
                              Director

Dated: December 23, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                     DATE

/s/Daniel S. Tamkin           Chief Executive           December 23,1996
- ----------------------      Officer and
 Daniel S. Tamkin             Director


/s/Richard H. Axelsen         Chairman,                 December 23, 1996
- ----------------------      and Director
  Richard H. Axelsen


/s/Joseph Vitale             President, Chief Operating
                             Officer and Director       December 23, 1996
- ----------------------
  Joseph Vitale


/s/ Marc Palker               Secretary,                December 23, 1996
- ----------------------      Treasurer,
  Marc Palker                 Chief Financial Officer
                              and Director


/s/Henry Schnurbach           Vice President            December 23, 1996
- ----------------------      and Director
  Henry Schnurbach

                       Index to Consolidated Financial Statements

                        Firetector Inc. and Subsidiaries

                                     Item 7

Report of Independent Auditors ..........................................


Audited Consolidated Financial Statements

Consolidated Balance Sheet-September 30, 1996 ...........................

Consolidated Statements of Income

 Years Ended September 30, 1996 and 1995 ................................

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 1996 and 1995 ................................

Consolidated Statements of Cash Flows

 Years Ended September 30, 1996 and 1995 ................................

Notes to Consolidated Financial Statements ..............................

                         Report of Independent Auditors

The Board of Directors and Stockholders
Firetector Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Firetector Inc. and Subsidiaries as of September 30, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two fiscal years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Firetector Inc. and Subsidiaries as of September 30, 1996 and the results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

New York, NY
December 9, 1996                  MOORE STEPHENS, P.C.

                        Firetector Inc. and Subsidiaries
                           Consolidated Balance Sheet


                                                                 September 30,
                                                                      1996
                                                                -------------
ASSETS
CURRENT ASSETS:
 Cash                                                            $  497,000
 Accounts receivable, principally trade, less
  allowance for doubtful accounts of $ 134,000                    3,251,000
 Accounts receivable from affiliated companies                      413,000
 Inventories                                                      2,095,000
 Prepaid expenses and other current assets                          256,000
 Deferred taxes                                                     195,000
                                                                 ----------
TOTAL CURRENT ASSETS                                              6,707,000

Property and equipment at cost, less accumulated
 depreciation and amortization of $ 540,000                         460,000
Software development costs, net                                      59,000
Other assets                                                        361,000
Deferred taxes                                                      179,000
                                                                 ----------
Total assets                                                     $7,766,000
                                                                 ==========




See accompanying notes.

                        Firetector Inc. and Subsidiaries
                     Consolidated Balance Sheet (continued)

                                                                   September 30,
                                                                       1996
                                                                   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable bank                                                 $ 2,024,000
  Other notes payable                                                   243,000
  Accounts payable and accrued expenses                               1,285,000
  Unearned service revenue                                              573,000
  Current portion of capital lease obligations                           11,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             4,136,000

Other notes payable, less current portion                                23,000
Capital lease obligations, less current portion                          23,000
Due to affiliated companies                                             149,000
                                                                    -----------
TOTAL LIABILITIES                                                     4,331,000
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 12)

STOCKHOLDERS' EQUITY:
 Convertible preferred stock, 2,000,000 shares
  authorized, $1.00 par value; issued and
  outstanding 675,000 shares                                            675,000
 Common stock, 25,000,000 shares authorized,
  $.001 par value; issued and outstanding
  3,548,400 shares                                                        4,000
 Capital in excess of par                                             5,484,000
 Retained Earnings (Deficit)                                         (2,728,000)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                            3,435,000
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 7,766,000
                                                                    ===========

See accompanying notes.

                       Firetector Inc. and Subsidiaries
                      Consolidated Statements of Income

                                                  Years ended September 30,
                                                    1996             1995
                                                 ----------------------------

Net sales                                        $ 9,214,000      $9,408,000
Service revenues                                   4,400,000       4,119,000
                                                  ----------      ----------
Total revenues                                    13,614,000      13,527,000
                                                  ----------      ----------
Cost of sales                                      5,980,000       6,061,000
Cost of service                                    2,501,000       2,434,000
Selling, general and administrative                4,075,000       4,403,000
Interest expense                                    289,000          328,000
Depreciation and amortization expense               245,000          216,000
Statutory issurance refund                          (101,000)
Gain on sale of service contracts                   (209,000)
Union refund                                         (22,000)
Other (income)- net                                  (38,000)        (20,000)
                                                  -----------     -----------
                                                  12,720,000      13,422,000
                                                  ===========     ===========

Income before provision
 (credit) for income taxes                           894,000         105,000

Provision (credit) for taxes:
  Current                                             66,000               0
  Deferred                                          (214,000)       (160,000)
                                                   ----------      ----------
Net income                                       $ 1,042,000        $265,000
                                                   ==========      ============
Per share data:
 Net income                                              $.15           $.06
                                                   ==========      ============

See accompanying notes.

                        Firetector Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     Years ended September 30, 1996 and 1995


                                        Total                                                                 Capital     Retained
                                    Stockholders'      Preferred Stock               Common Stock             in Excess    Earnings
                                       Equity          Shares       Amount       Shares          Amount       of Par      (Deficit)
                                     -----------------------------------------------------------------------------------------------
Balance at
 September 30, 1994                  $1,261,000                                 3,183,400        $3,000    $5,293,000   $(4,035,000)
                                     -----------------------------------------------------------------------------------------------
Issuance of
 Preferred Stock                        675,000       675,000       675,000
Issuance of shares
 from exercise of
 options                                 18,000                                    60,000                      18,000
Net income                              265,000                                                                             265,000
                                     -----------------------------------------------------------------------------------------------
Balance at
  September 30, 1995                 $2,219,000       675,000      $675,000     3,243,400        $3,000    $5,311,000   $(3,770,000)
                                    ------------------------------------------------------------------------------------------------
Issuance of shares
 from exercise of
 options                                174,000                                   305,000        $1,000      $173,000
Net income                            1,042,000                                                                           1,042,000
                                     -----------------------------------------------------------------------------------------------
Balance at
  September 30, 1996                 $3,435,000       675,000      $675,000     3,548,400        $4,000    $5,484,000   $(2,728,000)
                                     ===============================================================================================


See accompanying notes.

                        Firetector Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                    Years ended September 30,
                                                         1996         1995
                                                     ----------     --------
OPERATING ACTIVITIES
Net income                                           $1,042,000     $265,000
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                         282,000      252,000
  Provision for doubtful accounts                        70,000       60,000
Changes in operating assets and liabilities:
  Accounts receivable                                   474,000      (47,000)
  Inventories, prepaid expenses and other
   current assets                                      (493,000)    (315,000)
  Accounts receivable from affiliated companies        (117,000)     (80,000)
  Other assets                                          130,000     (415,000)
  Accounts payable and accrued expenses                (694,000)     216,000
  Unearned service revenue                              249,000      (50,000)
  Due to affiliated companies                            11,000      127,000
                                                       ---------     --------
NET CASH PROVIDED OPERATING ACTIVITIES                  954,000       13,000
                                                       ---------     --------

INVESTING ACTIVITIES
Purchases of property and equipment                    (134,000)   (132,000)
Software development costs                               (1,000)     (7,000)
                                                       ---------   ----------
NET CASH USED IN INVESTING ACTIVITIES                  (135,000)   (139,000)
                                                       ---------   ----------
FINANCING ACTIVITIES
Principal payments on revolving line of
 credit, long-term debt, notes payable
 and capital lease obligations                         (651,000)   (452,000)
Proceeds from revolving line of
 credit notes payable and capital lease obligations     274,000     466,000
Proceeds from sale of Common Stock                       55,000      18,000
                                                       ---------   ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                  (322,000)     32,000
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   497,000     (94,000)
Cash and cash equivalents at beginning
 of year                                                      0      94,000
                                                        --------   ---------
Cash and cash equivalents at end of year               $497,000          $0
                                                        ========   =========
See accompanying notes

                        Firetector Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 1996


1. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 1996, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

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

Business

The Company operates in one industry segment: the design, manufacture, sale and service of life safety, fire, security, energy management and audio-video communications systems for the construction industry.

Revenue Recognition

Sales are recognized when product is shipped to customers. Service revenue from maintenance contracts is recognized on a straight-line basis over the terms of the respective contract, which is generally one year. Non-contract service revenue is recognized when services are performed.

                        Firetector Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

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

Other Assets

Other assets are comprised principally of the excess of cost over the fair value of the assets acquired and the costs associated with the acquisition of certain service contracts in the formation of Pyrotech, and selected assets and service contracts in the formation of SST. The excess of cost over the fair value of the assets acquired approximates $143,000 (net of accumulated amortization of $31,000) and relates principally to the fiscal 1990 acquisition of GenSound (see
Note 11). This amount is being amortized over forty years under the straight line method. The acquisition cost of the service contracts ($191,000) is being amortized over five years which commenced October 1, 1992, under the straight line method. The acquisition costs of selected assets and service contracts ($201,000) is being amortized over periods of three to fifteen years which commenced April 1, 1994 (See Note 11), under the straight line method.

The Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired (see Note 14).

                        Firetector Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the liability method is used to determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

Income per common and common equivalent share was computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of stock options and warrants using the modified treasury stock method which requires that excess proceeds not available to repurchase shares of common stock are assumed to retire outstanding indebtedness which resulted in an assumed interest savings of $10,000. Shares used in the computation amounted to 6,860,159 and 6,763,654 for the years ended September 30, 1996 and 1995, respectively.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 75% of such outstanding receivables at September 30, 1996 are due from customers in New York.

Cash Concentration

At September 30, 1996, the Company had approximately $227,000 in financial institutions that is subject to insured amount limitations.

Stock Option Policy

The Company uses the intrinsic value method to measure stock-based compensation as prescribed by APB Opinion No. 25 and expects to continue to follow this method after the adoption of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", in the next fiscal year (see
Note 14).

                        Firetector Inc. and Subsidiaries

2. Transactions with Related Parties

At September 30, 1996, the Company was indebted to Mirtronics (see Note 1) and its subsidiaries for materials, loans and miscellaneous advances in the aggregate amount of $149,000. Of this indebtedness, $101,000 is secured by a pledge of all of the Company's assets and is subordinate to debt payable to the Company's bank. The Company is also indebted, on a demand basis, to First
Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $204,500 at September 30, 1996. This indebtedness is secured by the assets of Casey and GenSound. These loans bear interest at the Royal Bank's prime lending rate plus 4% (9.75% at September 30, 1996). The Company has a receivable from Mirtronics and its subsidiaries in the amount of $413,000 at September 30, 1996.

First Corporate Capital Inc., an Ontario corporation ("FCC"), has provided the Company's bank (under the credit facility - See Note 5) with an income guaranty in consideration of which the Company has granted to FCC options to purchase 500,000 unregistered shares of the Company's common stock at $.30 per share through December 31, 1999. In July 1996, FCC exercised 100,000 of these options at $.30 per share (see Note 7). An officer of FCC is also a director of Mirtronics.

In July 1994, in consideration of Mirtronics extending the term of its letter of credit in connection with the Company's credit facility (see Note 5) and making further advances to the Company, the Company's Board of Directors restated the price, terms and conditions of previously granted conversion rights and options to Mirtronics. In addition, the Board also granted Mirtronics 500,000 additional options. Presently, Mirtronics has the right to acquire up to an aggregate of 1,840,000 shares of common stock at an exercise price of $.30 per share. The options expire on December 31, 1998.

In March 1995 the Company entered into a Debt/Equity Agreement with Mirtronics, whereby Mirtronics will have the right until December 31, 1999, to convert all or part of the Company's debt to Mirtronics into shares of Class A, Series 1 Preferred Stock, at the conversion price of $1.00 per share, or one share of Preferred Stock for each dollar of debt converted. The Preferred Stock may be converted into Common Stock at the rate of two Common shares for one share of Preferred.

In March 1995, Mirtronics converted $425,000 of debt into 425,000 shares of Class A, Series 1 Preferred Stock and in May 1995, Mirtronics converted an additional $250,000 of debt into 250,000 shares of Class A, Series 1 Preferred Stock.

                        Firetector Inc. and Subsidiaries

2. Transactions with Related Parties (continued)

At the termination of employment of an officer/director of the Company (other than for cause), the officer has the right to cause the Company to repurchase up to 25,312 shares of common stock from the officer/director at a price of $12.96 per share by means of a seven year installment promissory note bearing interest of 4% per annum. The number of shares subject to this repurchasing agreement will be reduced to the extent the officer/director is able to sell such shares at specified prices to third parties prior to termination. On December 1, 1996 the officer exercised the option and commencing January 1, 1997 the Company will repurchase 25,312 shares at a price of $12.96 payable monthly over seven years at an interest rate of 4% per annum. In October 1991, the Company, as a provision of a new four-year employment agreement with the officer/director, granted options to purchase 8,750 shares of common stock at $1.00 per share exercisable through December 31, 1999. This agreement also includes a clause not to compete for eighteen months after termination.

In an agreement dated October 1, 1994, the Company granted the owners of a maintenance contractor options to acquire 40,000 unregistered shares of the Company's common stock. The exercise price of the options is $.50 per share and they expire on September 30, 1999. The options were granted in exchange for restructuring the payment terms of the then outstanding balance. The new terms include the immediate payment of $120,000 plus twenty-four equal payments of $9,230 including interest at 10%. At September 30, 1996 $9,000 was outstanding. In June 1996, the maintenance contractor exercised all 40,000 options at the option price of $.50 per share (see Note 7).

3. Property, Plant and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:


                                                        September 30,
                                                             1996
                                                        -------------
Machinery and equipment                                      $792,000
Furniture and fixtures                                        118,000
Equipment under capitalized leases                             48,000
Leasehold improvements                                         42,000
                                                        -------------
                                                            1,000,000

Less accumulated depreciation and
amortization                                                  540,000
                                                        -------------

                                                             $460,000
                                                        =============

                        Firetector Inc. and Subsidiaries

3. Property, Plant and Equipment (continued)

Annual   amortization  of  equipment  under  capital  leases  is  included  with depreciation and amortization expense.

Depreciation expense was $148,000 and $131,00 for the years ended September 30, 1996 and 1995, respectively.

4. Software Development Costs

Certain software development costs amounting to $183,000 principally incurred in connection with the development of certain of the Company's products, have been capitalized in the current and prior years. These costs are being amortized, under the straight line method, over a five year period which commenced on April 1, 1993 when the related products were ready for general release. Amortization expense of approximately $37,000 and $35,000 at September 30, 1996 and 1995, respectively, has been included in cost of sales. Accumulated amortization was $125,000 at September 30, 1996.

5. Long-Term Debt

In August 1994, the Company paid its then outstanding debt to Panavest Mercantile Corporation and completed a new credit facility with a New York City bank for $2,750,000. The credit facility provided for a $500,000 three year term loan (with a seven year amortization) and a $2,250,000 revolving line of credit through March 31, 1995. The credit facility provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Company's majority shareholder.

Further, in exchange for options to acquire 500,000 unregistered shares of the Company's common stock at an exercise price of $.30 per share, an affiliate of Mirtronics has guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994 in the amount of $668,000, the guarantor loaned the Company the required $100,000 which is subordinated to the bank. This loan bears interest at a rate of 5% above the prime rate of The Royal Bank of Canada and is payable subject to its subordination. In July 1996, 100,000 of these options were exercised at $.30 per share (see Note 7).

                        Firetector Inc. and Subsidiaries

5. Long-Term Debt (continued)

The Company and its bank have agreed upon extending the expiration date of the revolving line of credit to March 31, 1997. The annual facility fee has been reduced to .5% from 1%, capital expenditures have been limited to $250,000 (up from $100,000) and there is no income guarantee. All other aspects of the credit facility remain unchanged.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain various financial ratios. At September 30, 1996 the Company was not in default of any of its financial covenants.

The Company made interest payments of $223,000 and $249,000 for the years ended September 30, 1996 and 1995.

Annual maturities of Notes/Loans Payable are as follows:


                         Note Payable         Other Notes/Loans
                             Bank                 Payable
                    ---------------------- ----------------------

1997                      $2,024,000              $243,000
1998                         ---                    23,000
After 1998                   ---                   149,000
Total                     $2,024,000              $415,000
                    ====================== ======================

Effective October 1, 1995, the Company adopted SFAS No. 107 which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of September 30, 1996:



                                     Carrying Amount            Fair Value
                                     ---------------           ------------
Debt Maturing Within One Year            $2,267,000             $2,267,000
Long - Term Debt                            172,000                172,000
Totals                                   $2,439,000             $2,439,000
                                     ===============         ==============

                        Firetector Inc. and Subsidiaries

5. Long-Term Debt (continued)

For debt classified as current, it was assumed that the carrying amount approximated fair value for these instruments because of their short maturities. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amount of long-term debt approximates fair value.

6. Leases

The Company leases certain office and warehouse space under noncancellable operating leases expiring at various times through 2004. The Company also leases certain office equipment and vehicles under noncancellable capital and operating leases expiring in various years through fiscal 2001.

The following is a schedule of future minimum payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more at September 30, 1996:

                                                       Capital         Operating
                                                       Leases           Leases
                                                    -----------       ----------
1997                                                   $13,000          $271,000
1998                                                    13,000           239,000
1999                                                    11,000           216,000
2000                                                                     124,000
2001                                                                      61,000
2002 and thereafter                                  ----------          130,000
Total minimum lease payments                            37,000        $1,041,000
                                                                      ==========
Less amount representing interest                        3,000
Present value of net minimum lease payments          ----------
   (including current portion of $13,000)              $34,000
                                                     ==========

Rental expense amounted to $234,000 and $205,000 for the years ended September 30,1996 and 1995, respectively.

                        Firetector Inc. and Subsidiaries

7. Stockholders' Equity

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

First Corporate Capital and other unrelated parties exercised options during fiscal 1996. A total of 305,000 options were exercised with gross proceeds of $174,250.

8. Income Taxes

     During the years ended September 30, 1996 and 1995 the Company recorded a net tax benefit of $148,000 and $160,000, respectively. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate is as follows:

                                                    Year ended September 30,
                                                       1996              1995
                                                   ----------        -----------
Statutory federal income tax rate                        34%                34%
  Computed expected tax from income                 $304,000            $36,000

Increase in taxes resulting from:
    State income taxes, net of Federal tax            34,000                  0
     benefit
    Alternative minimum tax                          15,000                  0

    Nondeductible expenses                            9,000             10,000

                                                  -----------         ----------
 Actual tax applicable to income                     362,000             46,000

Decrease in taxes resulting from:
 Reduction in valuation allowance due to effect
  of net operating losses expected to be realized    510,000            206,000
                                                  -----------         ---------
(Benefit)                                          $(148,000)         $(160,000)



The Company made no payments of federal income taxes during the years ended September 30, 1996 and 1995.

The Company provided $18,000 for state and local franchise and capital taxes for the years ended September 30, 1996 and 1995. These expenses have been included in selling, general and administrative expenses for each of the years presented.

                        Firetector Inc. and Subsidiaries

8. Income Taxes (continued)

     The Company has accumulated approximately $2,316,000 of net operating losses as at September 30, 1996 which may be used to reduce federal taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient federal taxable income prior to the expiration of the net operating loss carryforwards through fiscal year 2009.

The Company has recorded a deferred tax asset of approximately $1,041,000 at September 30, 1996 related principally to the aforementioned net operating loss carryforwards. A valuation allowance of $667,000 has been recorded which has the effect of reducing the carrying value of the deferred tax asset to $374,000. This amount will be utilized against future earnings based on management projections as the Company has experienced an increase in backlog to $9,7000,000, its highest level ever. Although management is confident that this utilization will be realized, there does remain some uncertainty due to unforeseen events. The net change during the year in the total valuation allowance was $544,000.

The following summarizes the net operating tax loss carryforwards by year of expiration:


                                Expiration Date of Tax Loss
       Amount                          Carryforward


   $          1,209,000              September 30, 2006
                537,000              September 30, 2007
                570,000              September 30, 2009


9. Other Matters

a. Product development costs charged to income approximated $97,000 and $160,000, for the years ended September 30, 1996 and 1995, respectively.

b. Selling, general and administrative expenses include provisions for doubtful accounts amounting to $70,000 and $60,000 for the years ended September 30, 1996 and 1995, respectively.

                        Firetector Inc. and Subsidiaries

10. Stock Options

On February 28, 1990, the Company and its shareholders adopted a nonqualified stock option plan for an aggregate of 175,000 shares. Under this plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. During fiscal 1994 the Company granted 71,875 options at an exercise price of $1.00 per share through May 24, 1999 and extended the terms of all previously outstanding options to that date. During fiscal 1996 the Company granted 71,250 options at an exercise price of $1.25 per share through March 15, 2001. At September 30, 1996 and 1995, there were options outstanding to purchase 175,000 and 103,750 shares of the Company's common stock at exercise prices of $1.00 and $1.25 per share.

11. Acquisitions

On April 1, 1994, the Company formed a new subsidiary, Systems Service Technology Corp., which acquired selected assets and service contracts of a New York City service organization. The acquisition, which was immaterial, was accounted for as a purchase, and the purchase price included initial consideration of $50,000 and additional contingent consideration measured and payable over three to fifteen years based on a formula as defined in the agreement. The additional consideration through September 30, 1996 is $151,000. The seller has the option to require some payments be made in the Company's common stock rather than cash in year three.

On March 29, 1996, Systems Service Technology Corp. sold selected assets to Sirina Protection Systems Corp. ("Sirina") which included the right to certain SST contracts to provide service or maintenance to selected buildings. As consideration for the purchase of such assets Sirina paid SST an aggregate of $378,000.

In June 1993, the Company formed a new subsidiary, Comco Technologies Inc. ("COMCO"). This new entity concentrates on transit communication systems and began operations in July 1993 after acquiring approximately $50,000 of inventory from a Company in Chapter 11 and hiring certain of its employees.

In October 1992, the Company acquired the service contracts of another New York City-based company. In connection therewith, certain sales and service employees of such company became employees of the Company's new Pyrotech Service Inc. subsidiary. The purchase price of the service contracts amounted to $191,000 and was paid in fiscal 1994 through the issuance of 100,000 unregistered shares of the Company's common stock, and the balance in cash.

                        Firetector Inc. and Subsidiaries

12. Contingencies

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

13. Other

Approximately  31%  of  the  Company's   employees  are  covered  by  collective
bargaining agreements. None of these contracts will expire within one year.

For the years 1990 through 1995, the Company, upon review, discovered it had been overcharged by a statutory employee related insurance fund in the amount of approximately $256,000. The fund confirmed this amount and payment was made within the fiscal year. The Company also discovered that it had been overcharged by an employee benefit fund in the amount of approximately $53,000. Payment of this amount is expected in the next fiscal year.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at a formula yet to be determined.

                        Firetector Inc. and Subsidiaries

14. Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", March of 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No.121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company expects to be able to recover the carrying amount of its long-lived assets and currently maintains a policy of reviewing on an annual basis the recoverability of its intangibles and goodwill in order to determine if any adjustments to carrying value need to be made to reflect impairment. As such, the adoption of SFAS 121 is not expected to have a material affect on the Company's financial statements.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employees compensation plans and is effective for financial statements issued for fiscal years beginning after December 15, 1995. The statement defines a fair value based method to account for employee stock options. The Company currently measures stock-based compensation in accordance with the standards of APB Opinion No. 25, "Accounting for Stock Issued to Employees", which prescribes an intrinsic value measurement method. SFAS 123 allows an entity to continue to follow APB Opinion No. 25 when determining stock-based compensation to be included in the results of operations, while requiring footnote disclosure of proforma information of the effects of following the provisions of SFAS 123. The Company expects to continue to measure compensation using the intrinsic value method and therefore the adoption of SFAS 123 is not expected to have a material effect on its financial statements.

In September 1996 the FASB released SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement prescribes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for transfers and servicing financial assets and extinguishments of liabilities after December 31, 1996. Due to the Company's minimal investment in financial assets, the adoption of SFAS 125 is not expected to have a material impact on its financial statements.