Form 10KSB/A
period 1996-09-30
FIRETECTOR INC
filed 1997-01-28
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20459

                FORM 10-KSB/A-1  Annual or Transitional Report

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

     As of January 24, 1997, the Registrant had 3,548,400 shares of Common Stock outstanding.

     Documents Incorporated by Reference: None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

                                                           DATE SERVICE
    NAME            AGE             OFFICE                 COMMENCED

Daniel S. Tamkin     37        Chairman, Chief            October 1990
                               Executive Officer,
                               General Counsel and
                               Director

Joseph Vitale        48       President, Chief            May 1994
                              Operating Officer
                              and Director

John A. Poserina     56       Treasurer, Vice             January 1997
                              President, Chief
                              Financial Officer,
                              and Director

Dennis P. McConnell  43       Secretary and               January 1997
                              Director

Henry Schnurbach     44       Director                    October 1988

Richard Axelsen      62       Director                    October 1988

Marc Palker(1)       44       Treasurer, Chief            October 1988
                              Financial Officer,
                              Secretary and
                              Director


         (1) Mr. Palker resigned as Treasurer, Secretary, Chief Financial Officer and Director of the Company and all its subsidiaries effective January 1, 1997. Mr. Palker has taken a position working with several companies affiliated with the Company's largest stockholder.

     Mr. Tamkin has a J.D. degree from New York University School of Law and an A.B. degree from Columbia University. Mr. Tamkin has been Chief Executive Officer since March 15, 1996, prior to which Mr. Tamkin was Vice President and General Counsel of the Company from October 1990. Also since October 1990, Mr. Tamkin has been a Vice President of Mirtronics and Executive Vice President of Forum Financial Corporation, a Toronto based merchant banking organization controlled by a Director of Mirtronics. Since November 1992, Mr. Tamkin has been a director of Unicap Commercial Corporation, an Ontario corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Tamkin was associated with Varet & Fink P.C. from 1986 to October 1990 and from October 1990 to January, 1993 was Counsel to that firm. Mr. Tamkin is presently Counsel to Dolgenos Newman & Cronin LLP, counsel to the Company.

     Mr. Vitale has been active in the fire/communications industry with Casey since 1982. Mr. Vitale has been President of the Company since March 15, 1996. Mr. Vitale has been President of Casey since 1993 and has held the positions of Director of Engineering, Vice President - Engineering and Executive Vice President. Mr. Vitale holds a Bachelor of Science degree in Engineering from C.W. Post College and a Master of Science degree in Electrical Engineering from New York University.

     Mr. Poserina joined the Company as Treasurer, Vice President, Chief Financial Officer and Director as of January 1, 1997. From December 1995 until he joined the Company, Mr. Poserina was an independent financial consultant. Also, from July 1996 to September 1996, Mr. Poserina was Chief Financial Officer of Happiness Express Inc. Mr. Poserina was Chief Financial Officer of Dorne and Margolin Inc. from November 1994 to December 1995. Prior to that, Mr. Poserina spent 15 years as Vice President, Treasurer and Chief Financial Officer of Chryon Corporation, a NYSE listed company registered under the Exchange Act. Mr. Poserina holds a Bachelor of Science in accounting from the University of Rhode Island and is a Certified Public Accountant.

     Mr. McConnell is associated with Dolgenos Newman & Cronin LLP, counsel to the Company. Prior to Dolgenos Newman & Cronin, he was associated with Varet & Fink P.C. from 1989 to March 1993. Mr. McConnell has a J.D. degree from New York Law School.

     Mr. Schnurbach has a Bachelor of Commerce degree from Sir George Williams University and is a Certified Management Accountant in Ontario. Since October 1991, Mr. Schnurbach has been Chief Executive Officer of Cantab./Polyair Incorporated, a manufacturer of specialty covers and packaging materials.

     Mr. Axelsen has a Bachelor of Science degree from Hofstra University. Mr. Axelsen was President of Casey from 1982 to 1993 and Chairman of the Company from 1986 to March 1996. Mr. Axelsen previously served as a Director of the Automatic Fire Alarm Association of New York and as Co-Chairman of the Association's advisory committee for new codes and existing codes.

     Mr. Palker was employed by the Company, as Treasurer, Secretary, Vice President and CFO since September 1988. From 1988 through 1992, Mr. Palker served as a National Director of the Institute of Management Accountants, in 1994 as a National Vice President, and currently serves as a National Committee Chair of this organization. Mr. Palker holds a Bachelor of Science degree from Rider College and a Master of Business Administration degree from St. John's University. Mr. Palker is a Certified Management Accountant.

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

         During the fiscal year ended September 30, 1996, Marc Palker, an Officer and Director of the Company during the fiscal year ended September 30, 1996, failed to file with the Securities and Exchange Commission on a timely basis one required report relating to transactions involving Common Stock owned by him. During the fiscal year ended September 30, 1996, Joseph Vitale, an Officer and Director of the Company during the fiscal year ended September 30, 1996, failed to file with the Securities and Exchange Commission on a timely basis one required report relating to transactions involving Common Stock owned by him. During the fiscal year ended September 30, 1996, Henry Schnurbach, a Director of the Company during the fiscal year ended September 30, 1996, failed to file with the Securities and Exchange Commission on a timely basis one required report relating to transactions involving Common Stock owned by him. In making these statements, the Company has relied on the written representations of its directors, officers and 10% holders and copies of the reports that they have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to compensation paid or accrued by the Company for services rendered to it for each of the three fiscal years ended September 30, 1996, as to Daniel S. Tamkin, the Company's present Chief Executive Officer and Richard H. Axelsen, the Company's former Chief Executive Officer; none of the Company's other Executive Officers had aggregate remuneration in excess of $100,000.

                       SUMMARY COMPENSATION TABLE

                                                              LONG
                    ANNUAL COMPENSATION                 TERM COMPENSATION
                                                                   All Other
Year      Salary ($)       Bonus($)     Other($)      Option/SAR Compensation
- -----------------------------------------------------------------------------
Daniel S. Tamkin
1996      $69,000            --           --             --           --
1995      $65,000            --           --                          --
1994      $65,000            --           --            8,750(1)      --

Richard H. Axelsen
1996      $85,000            --           --             --           --
1995     $110,000            --           --                          --
1994     $137,000            --           --            3,750(2)      --

------

(1) Options to purchase 8,750 shares of Common Stock, at a price of $1.00 per share, were issued to Mr. Tamkin in May, 1994.

(2) Options to purchase 3,750 shares of Common Stock, at a price of $1.00 per share, were issued to Mr. Axelsen in May, 1994.
-----------

     In December 1995, the Board of Directors voted to institute a 401(k) plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision based on a determination of the Board of Directors.

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

     The Company currently has issued and outstanding options to purchase 103,750 shares of its Common Stock, at an exercise price of $1.00 and 71,250 at an exercise price of $1.25, to certain of its officers, Directors and employees. See Item 12, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


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

          Common Stock Beneficially Owned At January 24, 1997

                                     Number of Shares     Percent of Shares
                                     --------------------------------------
Mirtronics Inc.(1)                        4,369,250              61.7%
First Corporate Capital Inc.(2)             500,000              12.4%
Daniel S. Tamkin (3)                        363,200               9.4%
Joseph Vitale (4, 5)                         23,875                nil
Richard H. Axelsen (4, 5)                    12,500                nil
Henry Schnurbach (2)                          8,250                nil
John A. Poserina (4, 5)                      13,500                nil
Dennis P. McConnell (6)                           0                nil
All Executive Officers and
Directors as a Group (6 Persons)            421,325              10.8%
----------
     (1) Includes 3,528,000 shares of Common Stock issuable upon conversion of preferred stock, exercise of presently exercisable options held by Mirtronics and conversion of debt owed to Mirtronics and convertible into shares of Common Stock. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Address is 106 Avenue Road, Toronto, Ontario.

     (2) All issuable upon exercise of presently exercisable options. Address is 106 Avenue Road, Toronto, Ontario.

   (3) Includes 303,200 shares of Common Stock issuable upon exercise of presently exercisable options. Of these options, 12,500 were granted by the Company and 290,700 were acquired from Mirtronics. Address is 106 Avenue Road, Toronto, Ontario.

    (4) Address is 262 Duffy Avenue, Hicksville, NY.

    (5) Issuable upon exercise of presently exercisable options.

    (6) Address is 96 Spring Street, New York, NY.
-------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As at September 30, 1996 Firetector and its affiliates were indebted to

Mirtronics and its subsidiaries for materials, loans and miscellaneous advances in the amount of $149,000. In addition, the Company is indebted to First
Corporate Equity Ltd., an affiliate of a Director of Mirtronics, in the aggregate amount of $204,500. Firetector and Casey also have granted Mirtronics a pledge of all assets to secure any indebtedness which may, from time to time, be owing by Firetector or Casey or any subsidiaries to Mirtronics or its subsidiaries. The Company had a receivable from Mirtronics and its subsidiaries in the amount of $413,000 and $297,000 at September 30, 1996 and 1995, respectively.

     In July 1994, in consideration of Mirtronics extending the term of a letter of credit that supported a prior credit facility and making further advances, Firetector restated the price, terms and conditions of the conversion rights and options previously granted to Mirtronics and granted Mirtronics 500,000 additional options giving Mirtronics, as at September 30, 1996, the right to acquire up to an aggregate of 1,840,000 shares of Common Stock at a price of $.30 per share. Mirtronics has the right to designate a member of Firetector's Board of Directors and has certain standard lender covenant protections against material changes and transactions as long as the foregoing debt and options remain outstanding.

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

     First Corporate Capital Inc., an Ontario corporation ("FCC") has provided the bank under the Credit Facility with an income guaranty (see Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION") in consideration of which Firetector has granted to FCC options to purchase 500,000 shares of Firetector Common Stock at $.30 per share through December 31, 1999. In July 1996, FCC exercised 100,000 of these options at $.30 per share. Mark Litwin, the President and a Director of Mirtronics is also President and a Director of FCC.

       In 1985, Casey entered into a royalty agreement with Joseph Vitale, prior to his becoming the President and Chief Operating Officer of the Company. The agreement pays Mr. Vitale a royalty on certain systems marketed and serviced by Casey. In fiscal year ended September 30, 1996, Casey paid $61,000 pursuant to the terms of the agreement.

   As discussed in Notes to Consolidated Financial Statements, "Note 2. Transactions With Related Parties", as of January 1, 1997, pursuant to the terms of an employment agreement between the Company and Richard H. Axelsen, a Director of the Company, Firectector repurchased 25,312 shares of its Common Stock from Mr. Axelsen.

     Management believes each of the foregoing transactions was entered into on terms at least as favorable as could be obtained from unrelated parties negotiating at arms-length.

     Daniel S. Tamkin, Chairman, Chief Executive Officer and General Counsel of Firetector, is also an officer of a company controlled by a Director of Mirtronics, Firetector's largest stockholder. Mr. Schnurbach, a Director of the Company, is a Director of Mirtronics.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRETECTOR INC.
                              (Registrant)

                              By: /s/ DENNIS P. McCONNELL
                                  -----------------------
                              Dennis P. McConnell,
                             Secretary and Director

Dated: January 28, 1997