Form 10QSB
period 1996-12-31
FIRETECTOR INC
filed 1997-02-12
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       December 31, 1996

                    -------------------------
                  COMMISSION FILE NUMBER O-17580
                    -------------------------

                          FIRETECTOR  INC.
               -----------------------------------
(Exact name of small business issuer as specified in its charter)


               Delaware                       11-2941299
     ---------------------------     -----------------------------
      (State or jurisdiction of      (IRS Employer identification
   incorporation or organization)               Number)


262 Duffy Avenue, Hicksville, New York               11801
---------------------------------------             ---------
(Address of principal executive offices)           (Zip Code)

                           (516) 433-4700
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 3, 1997, 3,523,088 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                                      INDEX

                                                                           Page
Part I - Financial Information (unaudited)

  Item 1.  Financial Statements.

           Consolidated Balance Sheet as at December 31, 1996                 4

           Consolidated Statements of Operations for the Three Month          6
            Periods Ended December 31, 1996 and 1995

           Consolidated Statements of Cash Flows for the Three                7
            Month Periods Ended December 31, 1996 and 1995

           Notes to Consolidated Financial Statements                         8

  Item 2.  Management's Discussion and Analysis of Financial                 11
            Condition and Results of Operations

Part II -  Other Information

  Item 1.  Legal Proceedings.                                                13

  Item 2.  Changes in Securities.                                            13

  Item 3.  Defaults Upon Senior Securities.                                  13

  Item 4.  Submission of Matters to a Vote of Security.                      13
            Holders.

  Item 5.  Other Information.                                                13

  Item 6.  Exhibits and Reports on Form 8-K                                  13

           Signatures                                                        14

                         Part I - FINANCIAL INFORMATION

                  Beginning on the following page is the financial information required to be filed as part of Part I of this Report.

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                 December 31,
                                                     1996
                                              ----------------
ASSETS
Current assets:
  Cash                                         $    705,222
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $150,165                4,281,138
  Accounts receivable from affiliated companies     435,077
  Inventories                                     1,981,200
  Deferred taxes                                    140,000
  Prepaid expenses and other current assets         182,079
                                                -------------
TOTAL CURRENT ASSETS                              7,724,716
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $528,808                           474,827
Software Development Costs, net                      49,449
Other Assets                                        327,945
Deferred Taxes                                      229,000
                                               -------------
Total assets                                     $8,805,937
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                   December 31,
                                                      1996
                                               ------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable bank                                $2,006,368
  Other notes payable                                 228,054
  Accounts payable and accrued expenses             2,225,023
  Unearned service revenue                            437,747
  Current portion of capital lease obligations         11,046
                                                ---------------
TOTAL CURRENT LIABILITIES                           4,908,238

Other notes payable, less current portion              19,607
Capital lease obligations, less current portion        21,429
Due to affiliated companies                           164,621
                                                 --------------
TOTAL LIABILITIES                                   5,113,895
                                                 --------------


Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - 675,000 shares issued
    and outstanding                                   675,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,548,400 shares                                    3,548
  Capital in excess of par                          5,484,497
  Deficit                                          (2,471,003)
                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                          3,692,042
                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $8,805,937
                                                   ===========


See accompanying Notes to the Consolidated Financial Statements.

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)


                                           For The Three Months Ended
                                                  December 31,
                                                1996        1995
                                             ---------  ----------
Net sales                                  $3,751,677   $1,929,121
Service revenues                            1,072,271    1,012,995
                                           -----------  ----------
Total revenues                              4,823,948    2,942,116
                                           -----------  ----------

Cost of sales                               2,679,281    1,159,121
Cost of service                               682,870      595,352
Selling, general and administrative         1,057,275    1,002,358
Depreciation and amortization expense          61,858       61,794
Other (income) net                             (9,079)      (4,747)
                                            ----------   ----------
Income before interest and provision
 (credit) for income taxes                    351,743      128,238
                                            ----------   ----------
Interest expense                               64,290       76,482
                                            ----------   ---------
Income before provision for
 income taxes                                 287,453       51,756


Provision (credit) for income taxes:
 Current                                       26,000
 Deferred                                       5,000      (18,000)
                                            ----------    ---------
                                               31,000      (18,000)
                                            ----------    ---------
Net income                                  $ 256,453   $   69,756
                                            ==========   =========

Per share data:
   Net income                                $   0.04   $     0.01
                                            =========    =========
Weighted average shares outstanding
 (including 2,552,500 issuable upon
 exercise of convertible securities
 at various exercise prices)                 6,961,220    6,763,654


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                             For The Three Months Ended
                                                     December 31,
                                                    1996      1995
                                              -----------------------
OPERATING ACTIVITIES
Net income                                       $256,453    $69,756
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    71,054     71,095
  Provision for doubtful accounts                  16,500
Changes in operating assets and liabilities:
  Accounts receivable                          (1,046,643)   494,571
  Inventories, prepaid expenses and other
   current assets                                 242,215   (144,223)
  Accounts receivable from affiliated
   company                                        (21,842)   (25,855)
  Other assets                                    (40,339)   (35,756)
  Accounts payable and accrued expenses           939,781   (329,330)
  Unearned service revenue                       (135,679)    17,922
  Due to affiliated companies                      15,236     10,508
                                                ----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES         296,736    128,688

INVESTING ACTIVITIES
 Purchases of property and equipment              (52,481)   (67,804)
 Software development costs                                     (800)
                                                ----------   --------
NET CASH USED IN INVESTING ACTIVITIES             (52,481)   (68,604)

FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations                   (39,740)  (120,988)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                                 3,600     60,904
                                                ----------   --------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                             (36,140)   (60,084)


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                208,115          0
Cash and cash equivalents at beginning
  of period                                       497,107          0
                                                ----------   --------
Cash and cash equivalents at end of period       $705,222    $     0
                                                ==========   ========

See accompanying Notes to the Consolidated Financial Statements.

                        FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1996.

2. INVENTORY

Inventories are priced at the lower of cost (first- in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Registrant has a credit facility with a New York City bank for $2,500,000. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,000,000 revolving line of credit through March 31, 1997. The Registrant is negotiating with its bank to extend the maturity date and modify the terms and conditions of the credit facility. The credit facility currently provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder, Mirtronics Inc. ("Mirtronics").

In exchange for options to acquire 500,000 unregistered shares of the Registrant's common stock at an exercise price of $.30 per share, an affiliate of Mirtronics guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears interest at a rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination. In July 1996, 100,000 of these options were exercised at $.30 per share.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1996, and continuing through December 31, 1996, the Registrant was not in default of any of its financial covenants.

                        FIRETECTOR INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued

                      THREE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


4. TRANSACTIONS WITH RELATED PARTIES

At December 31, 1996, the Registrant was indebted to Mirtronics and its subsidiaries for materials, loans, and miscellaneous advances in the aggregate amount of $164,621. This indebtedness is secured by a pledge of all of the Registrant's assets and is subordinate to debt payable to the Registrant's bank. The Registrant is also indebted, on a demand basis to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $208,153 at December 31, 1996. The Registrant has a receivable from Mirtronics and its subsidiaries in the amount of $434,077 at December 31, 1996.

In July 1994, in consideration of Mirtronics extending the term of its letter of credit in connection with the Company's credit facility and making further advances to the Company, the Company's Board of Directors restated the price, terms and conditions of previously granted conversion rights and options to Mirtronics. In addition, the Board also granted Mirtronics 500,000 additional options. Presently, Mirtronics has the right to acquire up to an aggregate of 1,840,000 shares of common stock at an exercise price of $.30 per share. The options expire on December 31, 1998.

Effective January 1, 1997, in accordance with the employment contract of an officer/director, the Registrant repurchased 25,312 shares of common stock at a price of $12.96 per share by means of a seven year promissory note bearing interest at a rate of 4% per annum.

5. LEGAL SETTLEMENT

On December 29, 1994 the Registrant's subsidiary Casey Systems Inc. ("Casey") filed suit in the United States District Court for the Southern District of New York against its largest competitor in the New York City life safety market, Firecom, Inc. and a number of its affiliates. The suit, which sought legal damages in excess of $10,000,000 and certain equitable remedies, was based on numerous Federal and State claims including, without limitations, violation of Federal and New York State anti-trust statutes, unfair competition, unlawful theft of proprietary information, deceptive trade practices, tortious interference with contract and other claims. The suit also set forth a breach of contract claim against a customer of Casey who breached a contract with Casey. On March 28, 1996 the litigation was settled with agreements relating to cross-licensing, royalty payments and other considerations.

6. OTHER

On March 29, 1996, Systems Service Technology Corp. ("SST"), a wholly owned subsidiary of the Registrant, sold selected assets to Sirina Protection Systems Corp. ("Sirina") which included the right to certain SST contracts to provide service or maintenance to selected buildings. As consideration for the purchase of such assets Sirina paid SST an aggregate of $378,000. In addition, in December 1996, the Registrant paid $22,500 as final settlement of royalties due on service contracts originally acquired and subsequently sold. This payment was charged to cost of service.

                        FIRETECTOR INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued

                      THREE MONTHS ENDED DECEMBER 31, 1996

                                   (UNAUDITED)


6. OTHER (continued)

For the years 1990 through and including 1995, the Registrant, upon review, discovered it had been overcharged by a statutory employee related insurance fund in the amount of approximately $256,000. The fund confirmed this amount and payment was made in fiscal 1996. The registrant also discovered that it had been overcharged by an employee benefit fund in the amount of approximately $53,000. Payment of this amount is expected within this fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


Liquidity and Capital Resources

The Registrant has a credit facility with a New York City bank for $2,500,000. At December 31, 1996, the Registrant owed $2,006,368 under the terms of the credit facility. The credit facility provides for a $500,000 three year term loan (with a seven year amortization) and a $2,000,000 revolving line of credit through March 31, 1997. The Registrant is negotiating with its bank to extend the maturity date and modify the terms and conditions of the credit facility. The credit facility currently provides for interest at prime plus 2% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $500,000 letter of credit provided by the Registrant's majority shareholder. An affiliate of Mirtronics had guaranteed minimum increases in retained earnings of $100,000 for fiscal 1994 (with a maximum guarantee of $100,000) and, if the credit facility was renewed, $250,000 for fiscal 1995 (with a maximum guarantee of $250,000). Due to the loss in fiscal 1994, the guarantor loaned the Registrant the required $100,000 which is subordinated to the bank. This loan bears an interest rate of 5% above the prime rate of The Royal Bank of Canada and is payable upon demand subject to its subordination. In July 1996, 100,000 of these options were exercised at $.30 per share.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1996, and continuing through December 31, 1996, the Registrant was not in default of any of its financial covenants.

Net cash provided by operations for the three months ended December 31, 1996 amounted to $296,736 as compared to $128,688 for the comparable prior year period. The primary reason for the increase of cash provided from operations was the increase in income from operations of $287,453 as compared to $51,756 for the comparable prior year period. In addition, the Registrant increased its revenues by approximately $1.9 million with only a $47,000 increase in its working capital requirement. Furthermore, the Registrant continues its program of negotiation of terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion, resulting in faster final payments. It is the intention of the Registrant to continue this program throughout fiscal 1997.

Results of Operations

The Registrant's product revenues during the three months ended December 31, 1996 increased 96% to $3,751,677 as compared to $1,929,121 for the comparable prior year period. Product revenues during the quarter included approximately $800,000 of billing in relation to one transit project, which involved the sale of approximately $660,000 of lower margin products manufactured by an outside vendor. In addition, the Registrant's product division has benefited from significant construction projects in its New York and Dallas market areas. Service revenues during the three month period increased to $1,072,271 as compared to $1,012,995, not withstanding the sale of selected service contracts in 1996 as a result of Management's focus on service, marketing and quality and the settlement of litigation with a competitor in 1996. Competition for new product revenues and retention of existing service contracts remains high in New York which has impacted and will continue to impact gross profit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)

Results of Operations (continued)


Gross profit on product revenues for the three month period ended December 31, 1996 was 29% as compared with 40% for the comparable 1996 period. The decrease in gross profit on product revenues for the three months ended December 31, 1996 relates primarily to a transit project that carried a lower than typical margin on products manufactured by an outside vendor.

Gross profit on service revenues for the three month period ended December 31, 1996 was 36% as compared with 41% for the comparable 1996 period. The current period includes final settlement of royalties due on the service contracts sold in 1996.

Income from operating activities for the three month period ended December 31, 1996 increased to $287,453 as compared to income of $51,756 for the comparable 1996 period. This increase is primarily attributable to higher product revenues in New York and Texas. Results were impacted by approximately $100,000 relating to payment of state unemployment insurance from prior periods, final royalties due on service contracts sold in 1996 and installation and training costs for the Registrants' new management information software.

The backlog of orders at December 31, 1996 amount to $7,7000,000 as compared to $9,700,000 at September 30, 1996 and $8,600,000 at December 31, 1995. The
decrease in the backlog since September 30, 1996 is primarily the result of the Registrant's performance of certain of its large projects in Texas and commencement of shipping on delayed projects in New York. Management believes its marketing efforts will enable it to maintain a comfortable backlog notwithstanding increased revenues.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

               Not Applicable

Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Ex-27  Financial data Schedule                                  15


          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: February 11, 1997            /s/DENNIS P. McCONNELL
                                  -----------------------------
                                  Dennis P. McConnell, Secretary