Form 10QSB
period 1997-03-31
FIRETECTOR INC
filed 1997-05-15
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1997

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 1997, 3,523,287 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited

                                                   March 31,
                                                     1997
                                              ----------------
ASSETS
Current assets:
  Cash                                         $    697,631
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $154,059                3,840,860
  Accounts receivable from affilitaed companies     445,838
  Inventories                                     2,016,027
 Deferred taxes                                     149,900
  Prepaid expenses and other current assets         176,330
                                                -------------
Total current assets                              7,326,586
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $572,873                           473,754
Software Development Costs, net                      40,253
Other Assets                                        331,977
Deferred Taxes                                      224,100
                                               -------------
Total assets                                     $8,396,670
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                    March 31,
                                                       1997
                                               ------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank                                $1,988,511
  Other notes payable                                 279,793
  Accounts payable and accrued expenses             1,654,356
  Unearned service revenue                            491,449
  Current portion of capital lease obligations         11,101
                                                ---------------
Total current liabilities                           4,425,210

Other notes payable, less current portion             283,390
Capital lease obligations, less current portion        18,257
Due to affiliated companies                           118,674
                                                 --------------
Total liabilities                                   4,845,531
                                                 --------------


Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - 675,000 shares issued
    and outstanding                                   675,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,523,287 shares                                    3,523
  Capital in excess of par                          5,156,672
  Deficit                                          (2,284,056)
                                                   -----------
Total stockholders' equity                          3,551,139
                                                   -----------
Total liabilities and stockholders' equity         $8,396,670
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)


                                     For The Three Months Ended
                                              March 31,
                                            1997        1996
                                         ----------  ----------
Net sales                               $3,077,270   $2,285,009
Service revenues                         1,129,848    1,310,269
                                         ----------  ----------
Total revenues                           4,207,118    3,595,278
                                         ----------  ----------

Cost of sales                            2,096,654    1,251,504
Cost of service                            704,491      715,655
Selling, general and administrative      1,074,974    1,017,770
Interest expense                            61,208       72,283
Depreciation and amortization expense       65,257       64,262
Other (income) net                          (9,412)      (6,520)
Statutory insurance refund                              (97,923)
Gain on sale of servcie contracts                      (208,571)

                                         ----------  ----------
                                         3,993,172    2,808,460
                                         ----------  ----------
Income from continuing operations before
 provision (credit) for income taxes       213,946      786,818


Provision (credit) for income taxes:
 Current                                    27,000
 Deferred                                              (77,000)
                                         ----------  ----------
Net income                               $ 186,946   $  863,818
                                         ==========  ==========

Per share data:                          ----------  ----------
   Net income                             $   0.03   $     0.13
                                         ==========  ==========
Weighted average shares outstanding      6,958,430    6,859,666
 (Including 3,435,143 and 3,616,266
 in 1997 and 1996, respectively,
 issuable upon exercise of options
 andconvertible securities at
 various exercise prices)

See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)

                                         For the Six Months Ended
                                                 March 31,
                                           1997              1996
                                         -----------   ----------
Net sales                                $6,828,947    $4,214,130
Service revenues                          2,202,119     2,323,264
                                         -----------   ----------
Total revenues                            9,031,066     6,537,394
                                         -----------   ----------
Cost of sales                             4,775,935     2,410,625
Cost of service                           1,387,361     1,311,007
Selling, general and administrative       2,132,249     2,020,128
Interest expense                            125,498       148,765
Depreciation and amortization expense       127,115       126,056
Other (income) net                          (18,491)      (11,267)
Statutory insurance refund                        0       (97,923)
Gain on sale of service contracts                 0      (208,571)
                                         -----------   ----------
                                          8,529,667     5,698,820
                                         -----------   ----------

Income from continuing operations before
 provision (credit) for income taxes        501,399       838,574


Provision (credit) for income taxes:
 Current                                    53,000
 Deferred                                    5,000        (95,000)
                                         -----------   ----------
                                            58,000        (95,000)
                                         -----------   ----------

                                         -----------   ----------
Net income                               $ 443,399      $ 933,574
                                         ===========   ==========

 Per share data:                        ------------   ----------
    Net income                            $    0.06     $    0.14
                                        ============   ==========
Weighted average shares outstanding       6,968,475     6,859,666
 (Including 3,432,631 and 3,616,266
 in 1997 and 1996, respectively,
 issuable upon exercise of options
 and convertible securities at
 various exercise prices)


See accompanying Notes to the Consolidated Financial Statements.

                Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                         For The Six Months Ended
                                                   March 31,
                                               1997          1996
                                          -----------   ---------
OPERATING ACTIVITIES
Net income                                   $443,399   $933,574
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization               128,710    144,462
  Provision for doubtful accounts              33,000     40,000
Changes in operating assets and liabilities:
  Accounts receivable                        (622,865)  (197,577)
  Inventories, prepaid expenses and other
   current assets                             203,237   (293,825)
  Accounts receivable from affiliated
   companies                                  (32,603)   (54,600)
  Other assets                                (44,553)    32,091
  Accounts payable and accrued expenses       369,114   (235,879)
  Unearned service revenue                    (81,977)     4,311
  Due to affiliated companies                 (30,711)    52,874
                                            ----------  ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        364,751    425,431

INVESTING ACTIVITIES
 Purchases of property and equipment          (95,474) (110,812)
 Software development costs                                (800)
                                            ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES         (95,474) (111,612)

FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations               (75,753)  (173,245)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                           334,850     95,223
 Repurchase of common stock with
  note payable                               (327,850)
                                            ----------   --------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                         (68,753)   (78,022)
                                            ----------   --------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                            200,524    235,797
Cash and cash equivalents at beginning
  of period                                   497,107
                                            ----------   --------
Cash and cash equivalents at end of period   $697,631   $235,797
                                            ==========  =========

See accompanying Notes to the Consolidated Financial Statements.

             FIRETECTOR INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             SIX MONTHS ENDED MARCH  31, 1996
                       (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1996.


2. INVENTORY

Inventories are priced at the lower of cost (first- in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Registrant has a credit facility with a New York City bank for $2,500,000 which was revised in May 1997 to $2,615,477. The credit facility now provides for a $315,477 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999) and a $2,300,000 revolving line of credit through March 31, 1998. The credit facility currently provides for interest at prime plus 1 1/2% (reduced from prime plus 2%) on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $300,000 letter of credit (reduced from $500,000) provided by the Registrant's majority shareholder, Mirtronics Inc. an Ontario Corporation ("Mirtronics").

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1996, and continuing through March 31, 1997, the Registrant was not in default of any of its financial covenants.

              FIRETECTOR INC. AND SUBSIDIARIES
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
              SIX MONTHS ENDED MARCH  31, 1996
                       (UNAUDITED)


4. TRANSACTIONS WITH RELATED PARTIES

At March 31, 1997, the Registrant was indebted to Mirtronics and its subsidiaries for materials, loans, and miscellaneous advances in the aggregate amount of $155,807. This indebtedness is secured by a pledge of all of the Registrant's assets and is subordinate to debt payable to the Registrant's bank. The Registrant is also indebted, on a demand basis to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $211,553 at March 31, 1997. The Registrant has a receivable from Mirtronics and its subsidiaries in the amount of $445,838 at March 31, 1997.

In July 1994, in consideration of Mirtronics extending the term of its letter of credit in connection with the Company's credit facility and making further advances to the Company, the Company's Board of directors restated the price, terms and conditions of previously granted conversion rights and options to Mirtronics. In addition, the Board also granted Mirtronics 500,000 additional options. Presently, Mirtronics had the right to acquire up to an aggregate of 1,840,000 shares of common stock at a price of $.30 per share (subject to a call option held by the Registrant's Chairman on a portion thereof). The options expire on December 31, 1998.

Effective January 1, 1997, in accordance with the employment contract of an officer/director, the Registrant repurchased 25,312 shares of common stock at a price of $12.96 per share (corresponding to his original split-adjusted purchase price in 1980) by means of a seven year promissory note bearing interest at a rate of 4% per annum.

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


6. OTHER

On March 29, 1996, Systems Service Technology Corp. ("SST"), a wholly owned subsidiary of the Registrant, sold selected assets to Sirina Protection Systems Corp. ("Sirina") which included the right to certain SST contracts to provide service or maintenance to selected buildings. As consideration for the purchase of such assets Sirina paid SST an aggregate of $378,000. In addition, the Registrant paid $22,500 in December 1996 as final settlement of royalties due on service contracts originally acquired and subsequently sold. This payment was charged to cost of service.

For the years 1990 through and including 1995, the Registrant, upon review, discovered it had been overcharged by a statutory employee related insurance fund in the amount of approximately $252,000. The fund confirmed this amount and payment was made in fiscal 1996. The registrant also discovered that it had been overcharged by an employee benefit fund in the amount of approximately $53,000. Payment of this amount is expected within this fiscal year.

        Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations
                                   (Unaudited)


Liquidity and Capital Resources

The Registrant has a credit facility with a New York City bank. At March 31, 1997, the Registrant owed $1,988,511 under the terms of the credit facility. In May, 1997 the bank extended the maturity date and modified the terms and conditions of the credit facility. The credit facility now provides for a $315,477 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999) and a $2,300,000 revolving line of credit through March 31, 1998. The credit facility currently provides for interest at prime plus 1 1/2 % (reduced from prime plus 2%) on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $300,000 letter of credit (reduced from $500,000) provided by the Registrant's majority shareholder..

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1996, and continuing through March 31, 1997, the Registrant was not in default of any of its financial covenants.

Net cash provided by operations for the six months ended March 31, 1997 amounted to $364,751 as compared to $425,431 for the comparable prior year period. The primary reason for the decrease of cash provided from operations was the decrease in income from operations of $501,399 as compared to $838,574 for the comparable prior six month period due to $665,000 of special items discussed below.

In addition, the Registrant increased its revenues by approximately $2.5 million with only a $331,000 increase in its working capital requirement. Furthermore, the Registrant continues its program of negotiation of terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion, resulting in faster final payments. It is the intention of the Registrant to continue this program throughout fiscal 1997.

Results of Operations

The Registrant's product revenues during the three and six months ended March 31, 1997 increased to $3,044,886 and $6,828,947 as compared to $2,285,009 and
$4,214,130, respectively, for the comparable prior year periods. Product revenues during the 1997 quarter and six month period included approximately
$950,000 and $1,750,000, respectively of billing in relation to one transit project, which involved the sale of approximately $700,000 and $1,365,000, respectively of lower margin products purchased from a third party for resale. In addition, during the 1997 six month period the Registrant's product division benefited from significant construction projects in its New York and Dallas market areas.

Service revenues during the same three and six month periods of 1997 decreased to $1,124,700 and $2,197,119 as compared to $1,310,269 and $2,323,264, respectively. However, the prior year three and six month periods included licensing and royalty payments related to initial settlement of litigation and included service revenue related to the sale of service contracts. Without these items in the 1996 periods, service revenues would have increased by $105,431 and $252,855 for the three and six months ending March 31, 1997, respectively.

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

Gross profit percentage on product revenues for the three and six month periods ended March 31, 1997 was 31% and 30% respectively, as compared with 45% and 43% respectively, for the comparable 1996 periods. The decrease in gross profit percentage on product revenues for the three and six months ended March 31, 1997 relates primarily to the transit project noted above that carried a lower than typical margin on those products that were manufactured by an outside vendor.

Gross profit percentage on service revenues for the three and six month periods ended March 31, 1997 was 37% and 37%, respectively, as compared with 35% and 38%, respectively, for the comparable 1996 periods. The 1996 percentages are after adjusting for the settlement of litigation in 1996 (noted above).

Income from operating activities for the three and six month periods ended March 31, 1997 was $208,946 and $496,399, respectively. Income from operations during the 1996 comparable periods included the following special items aggregating $665,000: licensing and royalty payments from initial settlement of litigation, revenue from the sale of service contracts, and from a statutory insurance refund. Excluding these special items, income from operations for the three and six month periods ending March 31, 1996 were $122,247 and $174,003, respectively. After these adjustments, income from operations increased in the 1997 periods primarily due to higher product revenues in New York and Texas. Results for the six months ended March 31, 1997 were also impacted by approximately $100,000 relating to payment of state unemployment insurance from prior periods, final royalties due on the service contracts sold in 1996, and installation and training costs for the Registrants' new management information system.

The Registrant had a current income tax provision for the three and six month periods ending March 31, 1997, representing state and local taxes and alternative minimum tax for federal income purposes. This is in contrast to a deferred tax benefit recorded for the similar periods in 1996 of the impact of utilizing net operating loss carryforwards.

The backlog of orders at March 31, 1997 amounted to $6,400,000 compared to $7,700,000 at December 31, 1996 and to $9,700,000 at September 30, 1996. The
decrease in the backlog since September 30, 1996 is primarily the result of the Registrant's performance of certain of its large projects in Texas and commencement of shipments on delayed projects in New York. Management believes its marketing efforts will enable it to maintain a comfortable backlog not withstanding increased revenues.

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

               Not Applicable

Item 2.   Changes in Securities.

               Not Applicable

Item 3.   Defaults Upon Senior Securities.

               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant's Annual Meeting of Stockholders was held on April 30, 1997. Stockholders considered and voted upon (1) a Board of Directors' proposal to adopt a Non Qualified Stock Option Plan; (2) the election of six (6) Directors to Firetector's Board of Directors; and (3) appointment of Moore Stephens, P.C. as Firetector's Auditors for the fiscal year ending September 30, 1997.

The six nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.


   MATTER             FOR         AGAINST         ABSTAINED     UNVOTED
--------------------------------------------------------------------------
Richard Axelsen    3,319,486       25,762
Dennis McConnell   3,308,486       36,762
John Poserina      3,319,486       25,762
Henry Schnurbach   3,314,486       30,762
Daniel Tamkin      3,319,486       25,762
Joseph Vitale      3,319,486       25,762

Option Plan        1,711,526       141,711          26,308      1,471,146

Auditors           3,275,713       54,321           15,214


Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Ex-27  Financial Data Schedule

          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                  (Registrant)


Date: May 15, 1997                 DENNIS P. McCONNELL
                           ------------------------------------
                                   DENNIS P. McCONNELL, SECRETARY