Form 10QSB
period 1997-06-30
FIRETECTOR INC
filed 1997-08-12
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1997

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 1997, 3,523,287 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                   June 30,
                                                     1997
                                              ----------------
ASSETS
Current assets:
  Cash                                         $    504,869
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $181,059                3,589,637
  Accounts receivable from affiliated companies     456,936
  Inventories                                     1,928,300
  Deferred taxes                                    169,000
  Prepaid expenses and other current assets         167,184
                                                -------------
Total current assets                              6,815,926
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $611,237                           473,163
Software Development Costs, net                      31,057
Other Assets                                        295,551
Deferred Taxes                                      200,000
                                               -------------
Total assets                                     $7,815,697
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited



                                                    June 30,
                                                       1997
                                               ------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable bank                                $1,538,505
  Other notes payable                                 223,387
  Accounts payable and accrued expenses             1,201,685
  Unearned service revenue                            449,902
  Current portion of capital lease obligations         21,391
                                                ---------------
Total current liabilities                           3,434,870

Notes payable to bank, less current portion           226,196
Other notes payable, less current portion             268,248
Capital lease obligations, less current portion        37,992
Due to affiliated companies                           158,558
                                                 --------------
Total liabilities                                   4,125,864
                                                 --------------


Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - 675,000 shares issued
    and outstanding                                   675,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,523,287 shares                                    3,523
  Capital in excess of par                          5,156,673
  Deficit                                          (2,145,363)
                                                   -----------
Total stockholders' equity                          3,689,833
                                                   -----------
Total liabilities and stockholders' equity         $7,815,697
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)


                                       For The Three Months Ended
                                                June 30,
                                            1997        1996
                                          ---------  ----------

Net sales                               $2,155,554   $2,632,125
Service revenues                         1,106,239    1,027,033
                                        -----------   ---------
Total revenues                           3,261,793    3,659,158
                                        -----------   ---------

Cost of sales                            1,306,708    1,899,150
Cost of service                            621,543      503,694
Selling, general and administrative      1,072,899    1,031,026
Interest expense                            56,577       69,659
Depreciation and amortization expense       60,820       60,305
Other (income) net                          (9,448)      (4,810)
Statutory insurance refund                               (3,444)
Gain on sale of service contracts
Union refund                                            (21,807)
                                         ----------   ---------
                                         3,109,099    3,533,773
                                         ----------   ---------
Income from continuing operations before
 provision (credit) for income taxes       152,694      125,385


Provision (credit) for income taxes:
 Current                                    14,000
 Deferred                                               (47,500)
                                         ----------   ---------
Net income                               $ 138,694    $ 172,885
                                         ==========   =========

Per share data:                          ----------   ---------
   Net income                             $   0.02    $    0.03
                                         ==========   =========
Weighted average shares outstanding       6,958,430   6,546,209
 (Including 3,433,635 and 3,290,004
 in 1997 and 1996, respectively,
 issuable upon exercise of options
 and convertible securities at various
 exercise prices)




See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
            Consolidated Statement of Operations (Unaudited)


                                       For the Nine Months Ended
                                                 June 30,
                                           1997              1996
                                         -----------   ----------

Net sales                                $8,984,501    $6,846,255
Service revenues                          3,308,358     3,350,297
                                         -----------   ----------
Total revenues                           12,292,859    10,196,552
                                         -----------   ----------
Cost of sales                             6,082,643     4,309,775
Cost of service                           2,008,904     1,814,701
Selling, general and administrative       3,205,148     3,051,154
Interest expense                            182,075       218,424
Depreciation and amortization expense       187,935       186,361
Other (income) net                          (27,939)      (16,077)
Statutory insurance refund                        0      (101,367)
Gain on sale of service contracts                 0      (208,571)
Union refund                                              (21,807)
                                         -----------   ----------
                                         11,636,766     9,232,593
                                         -----------   ----------

Income from continuing operations before
 provision (credit) for income taxes        654,093       963,959


Provision (credit) for income taxes:
 Current                                     67,000
 Deferred                                     5,000      (142,500)
                                         -----------    ----------
                                             72,000      (142,500)

                                         -----------    ----------
Net income                               $  582,093    $1,106,459
                                         ===========   ===========

 Per share data:                        ------------   -----------
    Net income                            $    0.09    $     0.17
                                        ============   ===========
Weighted average shares outstanding       6,965,460     6,546,209
 (Including 3,435,143 and 3,290,004
 in 1997 and 1996, respectively,
 issuable upon exercise of options
 and convertible securities at various
 exercise prices)

See accompanying Notes to the Consolidated Financial Statements.

                        Firetector Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


                                        For The Nine Months Ended
                                                   June 30,
                                               1997        1996
                                            ----------   --------

OPERATING ACTIVITIES
Net income                                  $ 582,093   $1,106,459
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization               187,935      213,963
  Provision for doubtful accounts              49,500       55,000
Changes in operating assets and liabilities:
  Accounts receivable                        (388,142)     322,755
  Inventories, prepaid expenses and other
   current assets                             281,010     (458,914)
  Accounts receivable from affiliated
   company                                    (43,701)     (77,557)
  Other assets                                (44,286)      (3,636)
  Accounts payable and accrued expenses       (83,557)    (372,178)
  Unearned service revenue                   (123,524)      54,129
  Due to affiliated companies                   9,173        2,507
                                            ----------   ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                        426,501      842,528

INVESTING ACTIVITIES
 Purchases of property and equipment          (83,963)    (122,721)
Software development costs                                    (800)
                                            ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES         (83,963)    (123,521)

FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations              (401,195)    (335,389)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                            66,221      111,644
 Proceeds from sale of Common Stock                         70,000
 Other                                            198
                                            ----------   ----------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                        (334,776)    (153,745)
                                            ----------   ----------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                              7,762      565,262
Cash and cash equivalents at beginning
  of period                                   497,107
                                            ----------   ----------
Cash and cash equivalents at end of period   $504,869     $565,262
                                            ==========   ==========


See accompanying Notes to the Consolidated Financial Statements.

                        Firetector Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)


Supplemental Schedule of Non-cash Financing Activities:



Financing Activities:


Repurchase of common stock from an officer/director by the issuance of a $328,044 seven year promissory note.


See Accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements report on Form 10-KSB for the year ended September 30, 1996.

2. INVENTORY

Inventories are priced at the lower of cost (first- in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Registrant has a credit facility with a New York City bank which was increased in May 1997 to $2,615,477. The credit facility includes a $315,477 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999) and a $2,300,000 revolving line of credit through March 31, 1998. At June 30, 1997, a total of $1,764,701 was outstanding under this facility. The credit facility currently provides for interest at prime plus 1 1/2% (reduced from prime plus 2% in May 1997) on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $300,000 letter of credit (reduced from $500,000) provided by the Registrant's majority shareholder, Mirtronics Inc. an Ontario Corporation ("Mirtronics").

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1996, and continuing through June 30, 1997, the Registrant was not in default of any of its financial covenants.

4. TRANSACTIONS WITH RELATED PARTIES

At June 30, 1997, the Registrant was indebted to Mirtronics and its subsidiaries for materials, loans, and miscellaneous advances in the aggregate amount of $158,558. This indebtedness is secured by a pledge of all of the Registrant's assets and is subordinate to debt payable to the Registrant's bank. The Registrant is also indebted, on a demand basis to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the

                        FIRETECTOR INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         NINE MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


aggregate amount of $144,706 at June 30, 1997. This indebtedness is also subordinate to debt payable to the Registrant's bank which allowed a $66,847 repayment in June, 1997. The Registrant has a receivable from Mirtronics and its subsidiaries in the amount of $456,936 at June 30, 1997.

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

For the years 1990 through and including 1995, the Registrant, upon review, discovered it had been overcharged by a statutory employee related insurance fund in the amount of approximately $252,000. The fund confirmed this amount and payment was made in fiscal 1996. The registrant also discovered that it

                        FIRETECTOR INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         NINE MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)


had been overcharged by an employee benefit fund in the amount of approximately $53,000. Payment of this amount is disputed by the fund and the Registrant is pursuing available remedies.

Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (Unaudited)


Liquidity and Capital Resources

The Registrant has a credit facility with a New York City bank. At June 30, 1997, the Registrant owed $1,764,701 under the terms of the credit facility. In May, 1997 the bank extended the maturity date and modified the terms and conditions of the credit facility. The credit facility now provides for a $315,477 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999) and a $2,300,000 revolving line of credit through March 31, 1998. The credit facility currently provides for interest at prime plus 1 1/2 % (reduced from prime plus 2%) on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Registrant and all of its operating subsidiaries, as well as a $300,000 letter of credit (reduced from $500,000) provided by Mirtronics.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Registrant is also required to maintain various financial ratios. At September 30, 1996, and continuing through June 30, 1997, the Registrant was not in default of any of its financial covenants.

Net cash provided by operations for the nine months ended June 30, 1997 amounted to $426,501 as compared to $842,528 for the comparable prior year period. The primary reason for the decrease of cash provided from operations was the decrease in income from operations of $654,093 as compared to $963,959 for the comparable 1996 nine month period. The 1996 period includes $665,000 of special items discussed below in Results of Operations.

In addition, the Registrant increased its revenues by approximately $2.1 million while only increasing accounts receivable (trade and affiliated) by $382,000 and decreasing inventory by $167,000. Cash generated from operations of $427,000 was primarily used to reduce the Registrant's revolving line of credit, notes payable and capital leases by $401,000. Furthermore, the Registrant continues its program of negotiation of terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion, resulting in faster final payments. It is the intention of the Registrant to continue this program throughout fiscal 1997.

Results of Operations

Product revenues for the quarter ended June 30, 1997 decreased to $2,155,554 as compared to $2,632,125 for the comparable prior year quarter. However, the quarter ended June 30, 1996, included approximately $500,000 of billing as a general contractor, essentially as a pass-through, with marginal profit. Without this item in 1996, product revenues for the three months ended June 30, 1997 would have increased slightly. The Registrant's product revenues during the nine months ended June 30, 1997 increased to $8,984,501 as compared to $6,846,255 for the comparable prior year period. Product revenues during the 1997 nine month period included approximately $1,865,000 of billing in relation to one transit project, which involved the sale of approximately $1,365,000 of lower margin products purchased from a third party for resale. In addition, during the 1997 nine month period the Registrant's product division benefitted from significant construction projects in its New York and Dallas market areas.

Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                             (Unaudited)(continued)

Results of Operations (continued)


Service revenues for the quarter ended June 30, 1997 increased to $1,106,239 as compared to $1,027,033 in the previous year due to additional service revenue from contracts and repairs. Service revenues for the nine month period ended June 30, 1997 decreased to $3,308,358 as compared to $3,350,297 for the prior year nine month period. However, the prior year nine month period included licensing and royalty payments related to initial settlement of litigation and included service revenues related to the sale of service contracts. Without these items in the 1996 nine month period, service revenues would have increased by approximately $337,000 for the nine months ending June 30, 1997.

Competition for new product revenues and retention of existing service contracts remains high in New York which has impacted and will continue to impact gross profit.

Gross profit percentage on product revenues for the three and nine month periods ended June 30, 1997 was 39% and 32% respectively, as compared with 28% and 37% respectively, for the comparable 1996 periods. The increase in gross profit percentage for the quarter ended June 30, 1997 was due to improved gross profit on various projects. The comparable three month period in 1996 includes a job taken as the general contractor. General contractor jobs generally carry a nominal gross profit percentage and this periods margin was reduced to 28%. The decrease in gross profit percentage on product revenues for the nine months ended June 30, 1997 relates primarily to the transit project noted above that carried a lower than typical margin on those products that were manufactured by an outside vendor.

Gross profit percentage on service revenues for the three and nine month periods ended June 30, 1997 was 44% and 39%, respectively, as compared with 51% and 39%, respectively, for the comparable 1996 periods. While service revenue increased during the three months ended June 30, 1997, there was a decrease in gross margin percentages due to a change in mix of service revenue requiring a larger content of materials, from salary increases, and from the addition of service technicians. The 1996 nine month percentages are after adjusting for the settlement of litigation in 1996 (noted above under service revenue).

Income from operating activities for the three and nine month periods ended June 30, 1997 was $152,694 and $654,093, respectively, as compared to $125,385 and $963,959, respectively, for the comparable 1996 periods. Income from operations increased in the 1997 three month period primarily due to higher gross margin from products sold in each of Registrant's market areas. Income from operations during the 1996 comparable nine period included the following special items aggregating $665,000: licensing and royalty payments from initial settlement of litigation, revenue from the sale of service contracts, and from a statutory insurance refund. Excluding these special items, income from operations for the nine month period ending June 30, 1996 was $298,959. After these adjustments, income from operations increased in the 1997 periods primarily due to higher product revenues in New York and Texas. Results for the nine months ended June 30, 1997 were also impacted by approximately $100,000 relating to the following: payment of state unemployment insurance from prior periods, final royalties due on the service contracts sold in 1996, and installation and training costs for the Registrants' new management information system.

Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                             (Unaudited)(continued)


Results of Operations (continued)



The Registrant had a current income tax provision for the three and nine month periods ending March 31, 1997, representing state and local taxes and alternative minimum tax for federal income purposes. This is in contrast to a deferred tax benefit recorded for the similar periods in 1996 of the impact of utilizing net operating loss carryforwards.

The backlog of orders at June 30, 1997 amounted to $6,300,000 compared to $6,400,000 at March 31, 1997, $7,700,000 at December 31, 1996 and to $9,700,000
at September 30, 1996. The decrease in the backlog since September 30, 1996 is primarily the result of the Registrant's performance of certain of its large projects in Texas and commencement of shipments on delayed projects in New York. Management believes its marketing efforts will enable it to maintain a comfortable backlog not withstanding increased revenues.

                        Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

               Not Applicable

Item 2.   Changes in Securities.

               Not Applicable

Item 3.   Defaults Upon Senior Securities.

               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

     All of the information called for by this Item 4 was disclosed in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997 and is incorporated herein in its entirety by reference.

Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Ex-27  Financial data Schedule


          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR INC.
                                   (Registrant)


Date: August 11, 1997              DENNIS P. McCONNELL
                                   ------------------------------------
                                   DENNIS P. McCONNELL, SECRETARY