Form 10KSB
period 1997-09-30
FIRETECTOR INC
filed 1997-12-29
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459

                                 FORM 10-KSB

  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $16,029,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 18, 1997 was $2,001,976.

     As of December 22, 1997, the Registrant had 3,523,827 shares of Common Stock outstanding.

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

Research and Development

     During the fiscal years ended September 30, 1997 and 1996, Firetector spent approximately $113,000 and $97,000, respectively, for research and development of Firetector's life safety and communication systems.

Customers and Suppliers

     For the fiscal year ended September 30, 1997, one customer, Unity Electric Inc., accounted for 12% of the Company's revenues. For the fiscal year ended September 30, 1996 no customers or suppliers accounted for more than 10% of

Firetector's revenues.


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

Employees

    Firetector and its subsidiaries have 115 full time employees, including 38 that are covered by union contracts in New York.

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

    The Company leases a 7,700 square foot office and warehouse facility in Richardson, Texas, a suburb of Dallas, pursuant to a lease that was extended in October, 1997 to expire on April 30, 2003 providing for annual rent on a net basis of $51,700 escalating annually to $61,200 in the final year of the lease. The Company has a 24 month renewal option on the lease which would allow for rent at the prevailing market rate and tenant responsibility for any increase in common area expenses over the 1997 base year. Management believes there is sufficient space at this facility for its current and intended business.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    On February 14, 1997 Firetector's Board of Directors approved a resolution approving the adoption of the Company's 1997 Non-Qualified Stock Option Plan. On April 30, 1997 at the Annual Meeting of Stockholders, votes representing 1,711,526 shares of the Company's Common Stock were voted in favor of the Plan and votes representing 141,711 shares were voted against the adoption of the Plan.


                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Firetector's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 1995 through September 30, 1997 which quotations were obtained from the National Association of Securities Dealers Inc.

Common Stock

Quarter Ended                    BID                       ASK
                          High        Low            High       Low
                        ---------------------------------------------
December 31, 1995        1 5/8       15/16         1 3/4      1 1/8
March 31, 1996           1 1/2      1 1/8          1 5/8      1 1/4
June 30, 1996            2 3/8      1 3/16         2 7/16     1 1/4
September 30, 1996       2 1/4      1 1/2          2 5/16     1 5/8
December 31, 1996        1 3/4        7/8          1 13/16    1 1/16
March 31, 1997           1 15/16    1              2 1/32     1 1/32
June 30, 1997            1 5/8      1 1/8          1 23/32    1 3/8
September 30, 1997       1 9/32       15/16        1 1/2      1


     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 18, 1997, there were 417 record holders of Firetector's Common Stock.

     On December 18, 1997 the bid and ask prices for the Common Stock were 15/16 and 1 1/8, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Liquidity and Capital Resources

     Firetector has a revolving credit facility with a New York City bank (the "Credit Facility"). The Credit Facility provides for a $315,000 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999) and a $2,300,000 revolving line of credit through March 31, 1998.

At September 30, 1997, Firetector owed $1,753,000 under the terms of the credit facility. The credit facility currently provides for interest at prime plus 1 1/2% (reduced from prime plus 2%) on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of Firetector and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Firetector's largest stockholder, Mirtronics Inc., an Ontario corporation ("Mirtronics").


     The Credit Facility includes various covenants, including maintenance of sufficient qualifying accounts receivable and inventory to support the outstanding loan balance. The Credit Facility expires on March 1998 but the Company expects to negotiate a renewal and/or extension of the Credit Facility. If the lender demands repayment of all indebtedness at expiration, Firetector would not be in a position to repay all of this indebtedness without assistance from affiliates. There can be no assurance that affiliates would or could provide such assistance

     The Company had $607,000 of net cash provided from operating activities during fiscal 1997, primarily the result of net income of $802,000. Net cash provided was limited by an increase in accounts receivable, due to increased sales in 1997 and longer payment periods from product sales created by the weakness in the New York City construction industry. The company was able to increase product sales by $2.3 million or 25% and at the same time reduced its inventory level by $216,000 or 10% in 1997. This inventory reduction helped minimize the cash requirement of the increase in accounts receivable. In order to monitor accounts receivable, the Company follows a policy of negotiation of terms prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a timely fashion. It is the intention of the Company to continue this program in fiscal 1998.

     The ratio of Firetector's current assets to current liabilities increased to approximately 2.04 to 1 at September 30, 1997 from 1.62 to 1 at September 30, 1996.

     The Company further anticipates meeting its future cash requirements through continuation of a cost reduction program, acceleration of the collection of receivables, reduction of inventory levels and continuing operating profits.


     As of September 30, 1997 and September 30, 1996, Firetector and its affiliates were indebted to Mirtronics and its subsidiaries and affiliates for materials, loans and miscellaneous advances in the amount of $168,000 and $149,000 respectively. The Company is also indebted to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, in the aggregate amount of $141,000 and $205,000 at September 30, 1997 and September 30, 1996,
respectively. The Company had a receivable from Mirtronics and its subsidiaries in the amount of $493,000 and $413,000 at September 30, 1997 and 1996, respectively.

     Firetector's terms of sale are net 30 days. However, the normal receivable collection period is 60-120 days, exclusive of retainage, because certain governmental regulations and the Company's frequent status as a subcontractor (entitled to pro rata payments as the general project is completed) extend the normal collection period. Firetector believes this is a standard industry practice. Firetector's receivable experience is consistent with the industry as a whole and will likely continue until the economic environment improves. While this is an area of risk and concern, due to the proprietary nature of Firetector's systems, many projects require Firetector's cooperation to secure a certificate of occupancy and/or to activate/operate a life safety system, thus assisting Firetector's collection of a significant portion or even total payment, even when Firetector's immediate account debtor (contractor) has liquidation and/or creditors have seized a project.

RESULTS OF OPERATION

Revenues

     During the last two years, Management's focus has been on cost reduction, improved efficiencies and system reorganization. Although this approach has intentionally restrained revenue growth in order to generate positive cash flow, total revenues increased 18% in fiscal 1997 over fiscal 1996. This increase was driven by a 25% increase in product revenues from several significant construction projects in the Company's New York market area. Product revenue in 1997, benefitted from $1,865,000 of billing in relation to one transit project, which involved the sale of approximately $1,365,000 of lower margin products purchased from a third party vendor for resale. In contrast, revenues during fiscal year 1996 included $750,000 of billing as a general contractor essentially, as a pass-through, with marginal gross profit.

     Service revenues increased 2% in 1997 to $4,484,000. The increase in service revenues resulted from a continued intense effort to secure service contracts and call-in maintenance revenue on Firetector systems and other systems. Service revenue in fiscal 1996 included licensing and royalty payments relating to settlement of litigation and also included service revenues from the sale of service contracts sold in 1996. Excluding these items in 1996, service revenues would have increased by 11% in 1997.

Gross Profit

     Gross profit from product revenues increased 21% in fiscal 1997 to $3,908,000 while gross profit on product revenues decreased from 35.1% to 33.8%. The decrease in gross profit percentage on product revenues in 1997 relates primarily to competition in the New York City market and the impact of the transit project noted above that carried a lower than typical margin on those products that were manufactured by a third party.

     Gross profit on service revenues decreased in fiscal 1997 to 38% from 43% in fiscal 1996 as 1996 service revenues included licensing and royalty payments received by the Company from settlement of litigation. Absent the impact of such special revenues, gross profit on service only decreased 2% due to severe competition in New York City.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses increased by 5% in fiscal 1997 over 1996 to support 18% revenue growth.

Income Before Tax

     Operating income increased in 1997 to $902,000 compared to $894,000 in fiscal 1996. However, fiscal 1996 operating income included the following special items aggregating $650,000: licensing and royalty payments from initial settlement of litigation against a competitor, gain from sale of certain marginal service contracts, and repayment of overcharges by a statutory insurance fund. Excluding these special items, operating income was only $244,000 in 1996 compared to $902,000 in fiscal 1997. The improved performance in 1997 was primarily due to higher product revenues in New York and its related gross margin. The Company also experienced reduced interest charges (net of interest income) of approximately $60,000 due to reduced borrowings.

Tax Provisions

     The Company's current income tax provision represents state and local income taxes and the alternative minimum tax for Federal income purposes. In fiscal 1996, the Company also recognized a $214,000 deferred tax benefit for the anticipated utilization in future periods of net operating loss carry forwards. This deferred tax benefit had the effect of increasing 1996 earnings per share by $.03 per share. Firetector retains approximately $1,350,000 of additional net operating loss carry forwards.

Backlog

     Firetector's backlog, excluding service, decreased to $5,727,000 at September 30, 1997 from $9,700,000 at September 30, 1996. The backlog at
September 30, 1996 included substantial project orders where subcontractors provided a portion of the installation labor and a large transit order that had $1.3 million of products purchased from a third party vendor for resale at low gross margin. The composition of the backlog, at September 30, 1997 does not include a similar amount of subcontractor labor or third party product for resale.

     The backlog decrease also reflects large size orders that have been completed in the Company's Texas and New York market areas in 1997. The Company continues to bid on similar projects that might include significant subcontractor labor, and expects to be active in seeking orders where the Company would act as a prime contractor.


Plan of Operations

     During fiscal 1998, Management intends to continue to focus on the reduction of fixed overhead as well as to reduce variable costs through improved efficiency and productivity while seeking to increase revenues in all three of its principal market categories from new business. Enhancements to Firetector's management information systems and methods of approving and monitoring project costs have improved Management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. Assuming the continuation of the Credit Facility, Management believes that Firetector will generate sufficient cash flow from operations to meet its obligations.


INFLATION

     The impact of inflation on the Company's business operations is not material. Casey's labor costs are normally controlled by union contracts covering a period of two years and its material costs have remained relatively stable.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements required to be filed hereunder are indexed at Page 11 and are incorporated herein by reference.

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

10.1   [Reserved]

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

10.5   [Reserved]

10.6   1997 Non-Qualified Stock Option Plan

10.7   Form of Option Agreement between Firetector Inc.
       and Mirtronics Inc. (Exhibit 10.17)(3)

10.8   Form of Debt/Equity Conversion Agreement between
       Firetector Inc. and Mirtronics Inc., as amended (Exhibit 10.21)(3)

10.9 Letter Agreement dated as of November 5, 1992, between Firetector and Mirtronics (Exhibit 10.22)(1)

10.10  Employment Agreement, dated as of January 1, 1997 between
       Firetector Inc. and John A. Poserina ....................................

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



     (b)  Reports on Form 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              FIRETECTOR INC.
                              (Registrant)

                              By: /s/ Daniel S. Tamkin
                              Daniel S. Tamkin,
                              Chief Executive Officer and
                              Director

Dated: December 29, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                     DATE

/s/Daniel S. Tamkin           Chairman,                  December 29,1997
- ----------------------      Chief Executive Officer
 Daniel S. Tamkin             and Director


/s/Joseph Vitale             President, Chief Operating
                             Officer and Director        December 29, 1997
- ----------------------
  Joseph Vitale


/s/John A. Poserina           Chief Financial Officer    December 29, 1997
- ----------------------      Treasurer and Director
 John A. Poserina


/s/Henry Schnurbach           Vice President             December 29, 1997
- ----------------------      and Director
  Henry Schnurbach


/s/Richard H. Axelsen         Director                   December 29, 1997
- ----------------------
  Richard H. Axelsen


/s/Dennis P. McConnell        Secretary                  December 29, 1997
- ----------------------      and Director
 Dennis P. McConnell

                       Index to Consolidated Financial Statements

                        Firetector Inc. and Subsidiaries

                                     Item 7

Report of Independent Auditors ..........................................


Audited Consolidated Financial Statements

Consolidated Balance Sheet-September 30, 1997 ...........................

Consolidated Statements of Income

 Years Ended September 30, 1997 and 1996 ................................

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 1997 and 1996 ................................

Consolidated Statements of Cash Flows

 Years Ended September 30, 1997 and 1996 ................................

Notes to Consolidated Financial Statements ..............................

                         Report of Independent Auditors

The Board of Directors and Stockholders
Firetector Inc.

We have audited the accompanying consolidated balance sheet of Firetector Inc. and its subsidiaries as of September 30, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Firetector Inc. and its subsidiaries as of September 30, 1997 and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

New York, NY
December 8, 1997                       MOORE STEPHENS, P.C.

                        Firetector Inc. and Subsidiaries
                           Consolidated Balance Sheet


                                                              September 30,
                                                                   1997
                                                              -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $  579,000
 Accounts receivable, principally trade, less
  allowance for doubtful accounts of $ 168,000                   3,821,000
 Accounts receivable from affiliated companies                     493,000
 Inventories                                                     1,879,000
 Deferred taxes                                                    168,000
 Prepaid expenses and other current assets                         105,000
                                                                ----------
TOTAL CURRENT ASSETS                                             7,045,000

Property and equipment at cost, less accumulated
 depreciation and amortization of $ 644,000                        459,000
Software development costs, net                                     22,000
Other assets                                                       304,000
Deferred taxes                                                     206,000
                                                                ----------
Total assets                                                    $8,036,000
                                                                ==========




See accompanying Notes to the Consolidated Financial Statements.

                        Firetector Inc. and Subsidiaries
                     Consolidated Balance Sheet (continued)

                                                                   September 30,
                                                                       1997
                                                                   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable to bank                                               $1,539,000
  Other notes payable - principally to related parties                  217,000
  Accounts payable and accrued expenses                               1,343,000
  Unearned service revenue                                              337,000
  Current portion of capital lease obligations                           21,000
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             3,457,000

Note payable to bank, less current portion                              214,000
Other notes payable, (principally to related parties)
 less current portion                                                   254,000
Capital lease obligations, less current portion                          33,000
Due to affiliated companies                                             168,000
                                                                    -----------
TOTAL LIABILITIES                                                     4,126,000
                                                                    -----------


STOCKHOLDERS' EQUITY:
 Convertible preferred stock, 2,000,000 shares
  authorized, $1.00 par value; issued and
  outstanding 675,000 shares                                            675,000
 Common stock, 25,000,000 shares authorized,
  $.001 par value; issued and outstanding
  3,523,287 shares                                                        4,000
 Capital in excess of par                                             5,157,000
 Deficit                                                             (1,926,000)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                            3,910,000
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 8,036,000
                                                                    ===========

See accompanying Notes to the Consolidated Financial Statements.

                       Firetector Inc. and Subsidiaries
                      Consolidated Statements of Income

                                                     Year ended September 30,
                                                      1997           1996
                                                  ------------    ----------

Net sales                                        $11,545,000      $9,214,000
Service revenues                                   4,484,000       4,400,000
                                                  -----------     ----------
Total revenues                                    16,029,000      13,614,000
                                                  -----------     ----------

Cost of sales                                      7,637,000       5,980,000
Cost of service                                    2,788,000       2,501,000
Selling, general and administrative                4,264,000       4,075,000
Interest expense                                     242,000         289,000
Depreciation and amortization expense                246,000         245,000
Other (income)- net                                  (50,000)        (38,000)
Statutory insurance refund                                          (101,000)
Gain on sale of service contracts                                   (209,000)
Union refund                                                         (22,000)
                                                 -------------   -----------
Total costs and expenses                          15,127,000      12,720,000
                                                 -------------   -----------

Income from operations before
 provision (credit) for income taxes                 902,000         894,000

Provision (credit) for taxes:
  Current                                            110,000          66,000
  Deferred                                           (10,000)       (214,000)
                                                  ------------    -----------
                                                     100,000        (148,000)
                                                  ------------    -----------
Net income                                        $  802,000      $1,042,000
                                                  ============    ===========
Per share data:
 Net income                                            $0.12          $0.15
                                                   ============    ==========

Weighted average shares outstanding                 7,027,452      6,860,159
 (including 3,497,887 and 3,320,555 in
 1997 and 1996, respectively, issuable
 upon exercise of options and convertible securities at various exercise prices)

See accompanying Notes to the Consolidated Financial Statements.

                        Firetector Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     Years ended September 30, 1997 and 1996




                        Total                                                            Capital       Retained
                     Stockholders'      Preferred Stock           Common Stock          in Excess      Earnings
                       Equity          Shares       Amount     Shares         Amount      of Par      (Deficit)
-----------------------------------------------------------------------------------------------------------------

Balance at
 September 30, 1995    $2,219,000       675,000      $675,000    3,243,399    $3,000   $5,311,000   $(3,770,000)
------------------------------------------------------------------------------------------------------------------
Issuance of shares
 from exercise of
 options                  174,000                                  305,000    $1,000    $173,000
Net income              1,042,000                                                                     1,042,000
------------------------------------------------------------------------------------------------------------------
Balance at
  September 30, 1996   $3,435,000       675,000      $675,000    3,548,399    $4,000   $5,484,000   $(2,728,000)

---------------------------------------------------------------------------------------------------------------- -
Issuance of shares from
 exercise of options                                                   200
Retirement of Shares     (327,000)                                 (25,312)              (327,000)
Net Income                802,000                                                                       802,000
--------------------------------------------------------------------------------------------------------------- -
Balance at
 September 30, 1997    $3,910,000       675,000      $675,000    3,523,287    $4,000   $5,157,000   $(1,926,000)
==================================================================================================================


See accompanying notes to the Consolidated Financial Statements.


                        Firetector Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                       Year ended September 30,
                                                          1997           1996
                                                       ----------    ----------
OPERATING ACTIVITIES
Net income                                            $ 802,000      $1,042,000
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                         246,000         282,000
  Provision for doubtful accounts                        72,000          70,000
Changes in operating assets and liabilities:
  Accounts receivable                                  (642,000)        474,000
  Inventories, prepaid expenses and other
   current assets                                       394,000        (493,000)
  Accounts receivable from affiliated companies         (80,000)       (117,000)
  Other assets                                          (25,000)        130,000
  Accounts payable and accrued expenses                  57,000        (694,000)
  Unearned service revenue                             (236,000)        249,000
  Due to affiliated companies                            19,000          11,000
                                                       ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               607,000         954,000
                                                       --------        ---------

INVESTING ACTIVITIES
Purchases of property and equipment                    (153,000)      (134,000)
Software development costs                                              (1,000)
                                                       ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                  (153,000)      (135,000)
                                                       ---------      ---------
FINANCING ACTIVITIES
Principal payments on revolving line of
 credit, long-term debt, notes payable
 and capital lease obligations                         (450,000)      (651,000)
Proceeds from revolving line of
 credit, notes payable and capital lease obligations     78,000        274,000
Proceeds from sale of Common Stock                                      55,000
                                                       ---------      ---------
NET CASH USED IN
 FINANCING ACTIVITIES                                  (372,000)      (322,000)
                                                       ---------      --------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                    82,000        497,000

Cash and cash equivalents at beginning
 of the year                                            497,000
                                                       ---------     ----------
Cash and cash equivalents at end of the year           $579,000     $  497,000
                                                       =========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
 Interest                                               225,000        223,000
 Income tax                                             106,000         36,000


See accompanying Notes to the Consolidated Financial Statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended September 30, 1997 and 1996, the Company incurred capital lease obligations of $36,000 and $26,000 respectively, in connection with lease agreements to acquire equipment.

On December 1, 1996, the Company reacquired 25,312 shares of its common stock from an officer/director of the Company, with the total purchase amount of $327,000 paid through the issuance of a 4% seven year installment promissory note payable monthly commencing January 1, 1997.

See accompanying Notes to the Consolidated Financial Statements.

                        Firetector Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                             September 30, 1997


1. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 1997, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), General Sound (Texas) Company ("GenSound"), Pyrotech Service Inc. ("Pyrotech"), Comco Technologies Inc. ("COMCO"), Systems Service Technology Corp. ("SST") and Amco Maintenance Corporation ("AMCO"). Significant intercompany items and transactions have been eliminated in consolidation. The Company is a subsidiary of Mirtronics, Inc. ("Mirtronics"), a Canadian publicly-held company.

Business

The Company operates in one industry segment: the design, manufacture, marketing and service of a variety of data communications product and systems with applications in the fire alarm, life safety, transit, security and communications industry .

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

Other Assets

Other assets are comprised principally of the excess of cost over the fair value of the assets acquired, the costs associated with the acquisition of certain service contracts in the formation of Pyrotech, and selected assets and service contracts in the formation of SST. The excess of cost over the fair value of the assets acquired approximates $135,000 (net of accumulated amortization of $38,000) and relates principally to the 1990 acquisition of GenSound (see Note
11). This amount is being
amortized over forty years under the straight line method. The acquisition cost of the service contracts ($191,000) is being amortized on the straight line method over five years which commenced October 1, 1992. The acquisition costs of selected assets and service contracts ($201,000) are being amortized under the straight line method over periods of three to fifteen years which commenced April 1, 1994 (See Note 11).

The Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired


Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the asset and liability method is used to determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share

Income per common and common equivalent shares was computed on the basis of the weighted average shares of common stock outstanding plus common equivalent shares arising from the effect of stock options and warrants using the modified treasury stock method which requires that excess proceeds not available to repurchase shares of common stock are assumed to retire outstanding indebtedness which resulted in an assumed interest savings of $12,081. Shares used in the computation amounted to 7,027,452 and 6,860,159 for the years ended September 30, 1997 and 1996, respectively.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 86% of such outstanding receivables at September 30, 1997 are due from customers in New York.

At September 30, 1997, the Company had approximately $325,000 in financial institutions that is subject to insured amount limitations. The Company does not require collateral or other securities to support financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments Policy

On January 1, 196, the Company adopted the disclosure requirements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" for stock options and similar equity instruments (collectively, "Options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issues to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

2. Transactions with Related Parties

At September 30, 1997, the Company was indebted to Mirtronics (see Note 1) and its subsidiaries for materials, loans and miscellaneous advances in the aggregate amount of $168,000. Of this indebtedness, $115,000 is secured by a pledge of all of the Company's assets and is subordinate to debt payable to the Company's bank. The Company is also indebted, on a demand basis, to First
Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $140,700 at September 30, 1997. This indebtedness is secured by the assets of Casey and GenSound. These loans bear interest at the Royal Bank's prime lending rate plus 3% to 4% (8.75% at September 30, 1997). During 1997, interest expense charged to operations was $17,000 ($33,000 in 1996). The Company has a receivable from Mirtronics and its subsidiaries in the amount of $493,000 at September 30, 1997.

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Gentera Capital Corporation, an Ontario Corporation, ("GCC" formerly known as First Corporate Capital Inc.) options for 500,000 unregistered shares of the Company's common stock at $.30 per share through December 31, 1999. In July 1996, GCC exercised 100,000 of these options at $.30 per share. An officer of GCC is also a director of Mirtronics (See Note 10).

In consideration of collateral support for the Company's Credit Facility and various loans over several years, the Company granted to Mirtronics options to purchase the Company's Common Stock. Mirtronics has the right to acquire up to an aggregate of 1,840,000 shares of common stock at an exercise price of $.30 per share, a portion of which are held for the benefit of the Company's Chairman. These options expire on December 31, 1998 (See Note 10).

In March 1995 the Company entered into a Debt/Equity Agreement with Mirtronics, whereby Mirtronics will have the right until December 31, 1999, to convert all or part of the Company's debt to Mirtronics into shares of Class A, Series 1 Preferred Stock, at the conversion price of $1.00 per share, or one share of Preferred Stock for each dollar of debt converted. The Preferred Stock may be converted into Common Stock at the rate of two Common shares for one share of Preferred. Mirtronics currently holds 675,000 shares of Preferred Stock which may be converted into 1,350,000 shares of Common Stock, a portion of which are held for the benefit of the Company's Chairman.


At the termination of employment of an officer/director of the Company (other than for cause), the officer was granted the right to cause the Company to repurchase up to 25,312 shares of common stock from the officer/director at a price of $12.96 per share by means of a seven year installment promissory note bearing interest of 4% per annum. On December 1, 1996 the officer exercised the option and, commencing January 1, 1997, the Company repurchased 25,312 shares at a price of $12.96 payable monthly over seven years at an interest rate of 4% per annum. In October 1991, the Company, as a provision of a new four-year employment agreement with the officer/director, granted options to purchase 8,750 shares of common stock at $1.00 per share exercisable through December 31, 1999. This agreement also includes a clause not to compete for eighteen months after termination.

3. Property, Plant and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:

                                             September 30,
                                                 1997
                                             -----------
Machinery and equipment                       $887,000
Furniture and fixtures                         126,000
Equipment under capitalized leases              48,000
Leasehold improvements                          42,000
                                             -----------
                                             1,103,000

Less accumulated depreciation and
amortization                                   644,000
                                             ----------
                                              $459,000
                                             ==========

Annual   amortization  of  equipment  under  capital  leases  is  included  with depreciation and amortization expense.

Depreciation expense was $154,000 and $148,000 for the years ended September 30, 1997 and 1996, respectively.

4. Software Development Costs

Certain software development costs amounting to $184,000, principally incurred in connection with the development of certain of the Company's products, have been capitalized in prior years. These costs are being amortized, under the straight line method, over a five year period which commenced on April 1, 1993 when the related products were ready for general release. Amortization expense of approximately $37,000 and $37,000 for the years ended September 30, 1997 and 1996, respectively, has been included in cost of sales. Accumulated amortization was $162,000 at September 30, 1997.


5. Long-Term Debt


The Company has a credit facility with a New York bank (the "Credit Facility"). The revolving credit portion thereof is $2,300,000 and expires on March 31, 1998. The annual facility fee is .5% and capital expenditures are limited to $250,000. The Credit Facility includes an additional $315,000 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999). At September 30, 1997 a total of $1,753,000 was outstanding under this facility. The Credit Facility currently provides for interest at prime plus 1.5% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain various financial ratios. At September 30, 1997, the Company was not in default of any of its financial covenants.

Annual maturities of Notes/Loans Payable are as follows:


                               Note Payable         Other Notes/Loans
                                  Bank                   Payable
                               ------------          ---------------
        1998                   $1,539,000              $217,000
        1999                      214,000                50,000
        2000                                             48,000
        2001                                             48,000
        2002                                             48,000
        Thereafter                                       60,000
                               -----------             --------- -
        Total                  $1,753,000              $471,000
                               ===========             ========

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

The following is a schedule of future minimum payments, by year and in the aggregate, under noncancellable capital and operating leases with initial or remaining terms of one year or more at September 30, 1997:

                                      Capital                Operating
                                      Leases                  Leases

1998                                 $36,000                 $260,000
1999                                  23,000                  268,000
2000                                   8,000                  178,000
2001                                                          119,000
2002                                                          112,000
Thereafter                                                    114,000
                                    ----------------------------------
Total minimum lease payments          67,000               $1,051,000
                                                           ===========
Less amount representing interest     13,000
                                    --------
Present value of net minimum
  lease payments (including
  current portion of $37,000)        $54,000
                                    =========

Rental expense amounted to $237,000 and $234,000 for the years ended September 30,1997 and 1996, respectively.

7. Significant customers

During fiscal 1997, one customer accounted for approximately $1,900,000 (12%) of revenues.

8. Income Taxes

During the year ended September 30, 1997 the Company recorded a tax provision of $100,000, in contrast to the year ended September 30, 1996 when a net tax benefit of $148,000 was recorded. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate as follows:


                                                    Year ended September 30,
                                                      1997           1996
                                                    ------------------------
Statutory federal income tax rate                      34%             34%
Computed expected tax from income                   $306,000        $304,000
Increase in taxes resulting from:
  State and local income taxes, net of
   Federal tax benefit                                78,000          34,000
  Alternative minimum tax                             19,000          15,000
  Nondeductible expenses                               3,000           9,000
                                                    -------------------------
Actual tax applicable to income                      406,000         362,000
Increase (decrease) in taxes resulting from:
 Reduction in valuation allowances to give
  effect to use of net operating loss
  carryforward                                      (531,000)       (510,000)
 Reduction of estimated state tax benefit
 for future use of net operating losses              225,000
                                                    -------------------------
Provision/(Benefit)                                 $100,000       $(148,000)


The Company provided $6,000 and $18,000 for state and local franchise and capital taxes for the years ended September 30, 1997 and 1996, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has accumulated approximately $1,350,000 of net operating losses as at September 30, 1997 which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards through fiscal year 2009.

The Company has recorded a deferred tax asset of approximately $510,000 at September 30, 1997 related principally to its net operating loss carryforwards. A valuation allowance of $136,000 has been recorded which has the effect of reducing the carrying value of the deferred tax asset to $374,000. In 1997 the Company calculated the valuation allowance based on expectation of realizing 75% of the deferred tax asset. The expected realization is based on experiencing three consecutive years of profits. Management anticipates profitable operations to continue at a level that will result in the utilization of at least 75% of the deferred tax asset. However, due to the competitive environment in which the Company operates, which may effect future estimates of profitability, management believes that an allowance of approximately 25% is prudent at September 30, 1997. The change during the year in the valuation allowance was $531,000, which was offset by a deferred tax expense of approximately $521,000 resulting in a net deferred tax benefit of $10,000.

The following summarizes the operating tax loss carryforwards by year of expiration:


                                              Expiration Date of Tax Loss
                             Amount                 Carryforward
                           -------------      ---------------------------
                            $244,000           September 30, 2006
                             537,000           September 30, 2007
                             569,000           September 30, 2009

9. Other Matters

a. Product development costs charged to income approximated $113,000 and $97,000, for the years ended September 30, 1997 and 1996, respectively.

b. Selling, general and administrative expenses include provisions for doubtful accounts amounting to $87,000 and $70,000 for the years ended September 30, 1997 and 1996, respectively.


10. Employee Stock Options, Options, and Warrants

On April 30, 1997, the Company and its shareholders adopted a nonqualified stock option plan ("1997 Plan"), which expires September 30, 2002, except as to options then outstanding under the 1997 Plan. Under 1997 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of its issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 1997 Plan are to be reduced by options outstanding under a 1990 nonqualified stock option plan (replaced by the 1997 Plan), which at September 30, 1997, amounted to 130,125 outstanding options.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and net income per share would be reduced to the pro forma amounts indicated below:

                                      1997              1996
Net Income (in thousands):
       As reported                 $802,000          $1,042,000
       Pro forma                    751,000             982,000

Earnings per common share:
       As reported                    $0.12              $0.15
       Pro forma                       0.11               0.14

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for both 1997 and 1996: dividend yield of zero; expected volatility of 81% and 89% and expected life of 4 years. The weighted average risk fee interest rates for 1997 and 1996 were 6.00% and 6.50%, respectively. The weighted average fair value of options granted during 1997 and 1996, for which the exercise price equaled the market price on the grant dates, were $1.02 and $1.25 per option, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employees' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's' opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Transactions involving stock options are summarized as follows:

                                                               Weighted Average
                                                               Exercise Price of
                              Stock Options Outstanding      Options Outstanding
                              --------------------------------------------------
Balance October 1, 1995              103,750                        $1.00
      Granted                         71,250                         1.25
      Exercised/Expired
Balance September 30,1996            175,000                         1.10
      Granted                         88,750                         1.02
      Exercised/Expired               44,875                         1.13
Balance September 30, 199            218,875                         1.06

There were 69,975 exercisable options at a weighted average exercise price of $1.03 at September 30, 1997 and 60,625 exercisable options at a weighted average exercise price of $1.00 at September 30, 1996.

All of the above options were issued at an exercise price equal to the fair market price at the time of grant.

The following table summarizes information concerning currently outstanding and exercisable stock options.

                      Outstanding at        Weighted Average     Exercisable at
Exercise Price     September 30, 1997      Contractual Life   September 30, 1997

$1.00                   81,750                1.5 years              60,300
 1.25                   48,375                3.5 years               9,675
 1.125                  13,500                4.3 years                 --
 1.00                   75,250                5.0 years                 --

Mirtronics is the largest shareholder of the company. In 1994 and 1995, Mirtronics provided financial assistance to the Company by way of a Letter of Credit in support of the Company's Credit Facility, further advances to the Company, and an exchange of debt for equity. In connection with this financial assistance, the Company granted Mirtronics options to acquire common stock and issued Series 1 Preferred Stock in exchange for debt. (See Note 2 for a discussion of certain options and convertible securities issued to affiliates).

The Company issued options to purchase 500,0000 unregistered shares of common stock at a $.30 per share go GCC in consideration of providing an income guaranty to support the Company's Credit Facility. 100,000 of these options were exercised in July 1996. (also see Note 2 - Transactions with Related Parties).

In May 1995, the Company granted Judson Enterprises, Ltd. 100,000 options to purchase common stock at a price of $1.00 per share in exchange for investment banking services. In April 1997, the Company entered into an agreement to exchange 50,000 of these options for 50,000 new options to purchase common stock at a price of $1.50. Based on calculations done in accordance with the requirements of SFAS No. 123, stock based compensation expense resulting from this transaction was immaterial.

Transactions involving non-employee stock options and warrants are summarized as follows:
                                                          Weighted Average
                            Options and Warrants          Exercise Price of
                                  Outstanding             Options Outstanding
Balance October 1, 1995            2,517,500                   $.33
      Granted
      Exercised/Expired              140,000                    .36
Balance September 30,1996          2,377,500                    .33
      Granted                         50,000                   1.50
      Exchanged                       50,000                   1.00
Balance September 30, 1997         2,377,500                   $.34

All of these options were exercisable at the end of the periods indicated in the above schedule.

The following table summarizes information concerning currently outstanding and exercisable non-employee stock options and warrants.

                       Outstanding at      Weighted Average      Exercisable at
Exercise Price       September 30, 1997    Contractual Life   September 30, 1997
   $.30                 2,270,000                1.2                 2,270,000
   1.00                    50,000                3.5                    50,000
   1.50                    50,000                4.5                    50,000
   1.28                     7,500                 .8                     7,500


11.  Sale of Assets

On March 29, 1996, SST sold selected assets to another New York fire alarm contractor which included the right to certain SST contracts to provide service or maintenance to selected buildings for $378,000. This resulted in a $209,000 gain on sale of service contracts.

12. Contingencies

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any material item exists that will effect the Company's business or financial condition.

On March 28, 1996, the Company settled a Federal lawsuit brought against a competitor with agreements relating to cross-licensing, royalty payments and other considerations. Payments were received in 1996 under this agreement and were included in service revenue.

13. Other

Approximately  37%  of  the  Company's   employees  are  covered  by  collective
bargaining agreements. None of these contracts will expire within one year.

For the years 1990 through 1995, the Company upon review in 1996 discovered it had been overcharged by a statutory employee related insurance fund in the amount of approximately $256,000. The fund confirmed this amount and payment was received in 1996. The Company also discovered that it had been overcharged by an employee benefit fund in the amount of approximately $53,000 and recorded this recovery in fiscal 1996.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. The amount charged to expense for 1997 was $22,500.

14.  Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

15.   Authoritative Pronouncements

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

The FASB has issued SFAS No 128, "Earnings Per Share" and FASB No. 129. "Disclosure of Information About Capital Structure." Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

While the Company has not analyzed SFAS No. 128 sufficiently to determine its long- term impact on per share reported amount. SFAS No. 128 should not have a significant effect on historically reported per share profit/loss amounts.

SFAS No. 129 does not change any previous disclosure requirements but, rather, consolidates existing disclosure requirements for ease of retrieval.

In June 1997 the FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". Both are effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt both statements on October 1, 1998. Adoption is not expected to have a material impact on financial position and results of operations.