Form 10QSB
period 1997-12-31
FIRETECTOR INC
filed 1998-02-13
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       December 31, 1997

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 3, 1998, 3,523,287 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                                      INDEX

                                                                            Page
Part I - Financial Information (unaudited)

         Item 1.  Financial Statements.

          Consolidated Balance Sheet as at December 31, 1997                   4

          Consolidated Statements of Operations for the Three Month            6
            Periods Ended December 31, 1997 and 1996

          Consolidated Statements of Cash Flows for the Three                  7
            Month Periods Ended December 31, 1997 and 1996


          Notes to Consolidated Financial Statements                           8

         Item 2.  Management's Discussion and Analysis of Financial           11
                  Condition and Results of Operations

Part II - Other Information

         Item 1.    Legal Proceedings.                                        13

         Item 2.    Changes in Securities.                                    13

         Item 3.    Defaults Upon Senior Securities.                          13

         Item 4.    Submission of Matters to a Vote of Security.              13
                     Holders.

         Item 5.    Other Information.                                        13

         Item 6.    Exhibits and Reports on Form 8-K                          13

         Signatures                                                           14

                         Part I - FINANCIAL INFORMATION

                  Beginning on the following page is the financial information required to be filed as part of Part I of this Report.

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                 December 31,
                                                    1997
                                              ----------------
ASSETS
Current assets:
  Cash and cash equivalents                    $    437,706
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $181,613                3,882,263
  Accounts receivable from affiliated companies     521,525
  Inventories                                     1,886,367
  Deferred taxes                                    168,000
  Prepaid expenses and other current assets          77,232
                                                -------------
TOTAL CURRENT ASSETS                              6,973,093
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $686,349                           430,933
Software Development Costs, net                      12,665
Other Assets                                        248,607
Deferred Taxes                                      206,000
                                               -------------
Total assets                                     $7,871,298
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                      December 31,
                                                         1997
                                                   ------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank                                 $1,538,505
  Other notes payable                                     213,835
  Accounts payable and accrued expenses                 1,186,416
  Unearned service revenue                                362,546
  Current portion of capital lease obligations             21,005
                                                      ------------
TOTAL CURRENT LIABILITIES                               3,322,307

Note payable to bank,  less current  portion              196,431
Other notes payable,  less current portion                238,722
Capital lease  obligations,  less current portion          27,728
Due to affiliated companies                               170,218
                                                      ------------
TOTAL LIABILITIES                                       3,955,406
                                                      ------------


STOCKHOLDERS' EQUITY:
  Convertible preferred stock, 2,000,000
    shares authorized - 675,000 shares issued
    and outstanding                                       675,000
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    3,523,287 shares                                        3,523
  Capital in excess of par                              5,156,672
  Deficit                                              (1,919,303)
                                                      -----------
TOTAL STOCKHOLDERS' EQUITY                              3,915,892
                                                      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $7,871,298
                                                      ===========


See accompanying Notes to the Consolidated Financial Statements.

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)


                                       For The Three Months Ended
                                                December 31,
                                            1997            1996
                                        -----------      ----------
Net sales                               $1,719,812       $3,751,677
Service revenues                         1,127,541        1,072,271
                                        -----------      ----------
Total revenues                           2,847,353        4,823,948
                                        -----------      ----------

Cost of sales                            1,109,366        2,679,281
Cost of service                            669,276          682,870
Selling, general and administrative        961,319        1,057,275
Interest expense                            55,239           64,290
Depreciation and amortization expense       52,076           61,858
Other (income) net                         (10,055)          (9,079)
                                        -----------       ----------
                                         2,837,221        4,536,495
                                        -----------       ----------
Income before provision
 for income taxes                           10,132          287,453

Provision (credit) for income taxes:
 Current                                     4,000           26,000
 Deferred                                                     5,000
                                         ----------       ----------
                                             4,000           31,000
                                         ----------       ----------
Net income                               $   6,132       $  256,453
                                         =========        ==========

Earnings per common share
  Basic earnings per share                $    nil       $     0.07
  Diluted earnings per share              $    nil       $     0.04
                                         =========        ==========
Weighted average number of common
  shares outstanding                      3,529,565       3,548,400

Weighted average number of common
  and potential dilutive
  common shares outstanding               6,674,408       6,958,264



See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                For The Three Months Ended
                                                      December 31,
                                                    1997          1996
                                                 ---------     ---------
OPERATING ACTIVITIES
Net income                                       $  6,132      $256,453
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    60,885        71,054
  Provision for doubtful accounts                  18,000        16,500
Changes in operating assets and liabilities:
  Accounts receivable                             (79,101)   (1,046,643)
  Inventories, prepaid expenses and other
   current assets                                  19,723       242,215
  Accounts receivable from affiliated
   companies                                      (28,394)      (21,842)
  Other assets                                     45,735       (40,339)
  Accounts payable and accrued expenses          (155,968)      939,781
  Unearned service revenue                         25,206      (135,679)
  Due to affiliated companies                       1,751        15,236
                                                 ---------     ---------
NET CASH (USED IN)PROVIDED BY OPERATING
  ACTIVITIES                                      (86,031)      296,736
                                                 ---------     ---------
INVESTING ACTIVITIES
 Purchases of property and equipment              (13,552)      (52,481)
                                                 ---------     ---------
NET CASH (USED IN) INVESTING ACTIVITIES           (13,552)      (52,481)
                                                 ---------     ---------
FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations                   (43,604)      (39,740)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                                 1,841         3,600
                                                 ---------     ---------
NET CASH (USED IN)FINANCING ACTIVITIES            (41,763)      (36,140)
                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               (141,346)      208 115
Cash and cash equivalents at beginning
  of period                                       579,052       497,107
                                                 ---------     ---------
Cash and cash equivalents at end of period       $437,706      $705,222
                                                 =========     =========


See accompanying Notes to the Consolidated Financial Statements.

                        FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1997

                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company ("the Company") and Subsidiary's annual report on Form 10- KSB for the year ended September 30, 1997.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a credit facility with a New York bank which was recently sold (the "Credit Facility"). The revolving credit portion of the facility is $2,300,000 and expires on March 31, 1998 with a loan payoff by June 30, 1998. The Credit Facility includes an additional $315,000 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1,
1999). The Credit Facility has an annual facility fee of .5% and capital expenditures are limited to $250,000. At December 31, 1997 a total of $1,735,000 was outstanding under this facility. The Credit Facility currently provides for interest at prime plus 1.5% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics Inc.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain various financial ratios. At December 31, 1997, the Company was not in default of any of its financial covenants.

                        FIRETECTOR INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued

                      THREE MONTHS ENDED DECEMBER 31, 1997

                                   (UNAUDITED)

4. TRANSACTIONS WITH RELATED PARTIES

At December 31, 1997, the Company was indebted to Mirtronics and its subsidiaries for materials, loans and miscellaneous advances in the aggregate amount of $170,218. Of this indebtedness, $115,000 is secured by a pledge of all of the Company's assets and is subordinate to debt payable to the Company's bank. The Company is also indebted, on a demand basis, to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $142,510 at December 31, 1997. The Company has a receivable from Mirtronics and its subsidiaries in the amount of $521,526 at December 31, 1997.

In consideration of collateral support for the Company's Credit Facility and various loans over several years, the Company granted to Mirtronics options to purchase the Company's Common Stock. Mirtronics has the right to acquire up to an aggregate of 1,840,000 shares of common stock at an exercise price of $.30 per share, a portion of which are held for the benefit of the Company's Chairman. These options expire on December 31, 1998. The Company also entered into a Debt/Equity agreement that provided for the retirement of debt and the issuance to Mirtronics of 675,000 shares of Preferred Stock, which may be converted into 1,350,000 shares of Common Stock.

The Company and Mirtronics are negotiating to restructure the terms of the above debt and convertible preferred stock with the intent of reducing the potential dilution from these securities.

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Gentera Capital Corporation, an Ontario Corporation, ("GCC" formerly known as First Corporate Capital Inc.) options for 500,000 unregistered shares of the Company's common stock at $.30 per share through December 31, 1999. In July 1996, GCC exercised 100,000 of these options at $.30 per share. An officer of GCC is also a director of Mirtronics.

Effective January 1, 1997, in accordance with the employment contract of an officer/director, the registrant repurchased 25,312 shares of common stock at a price of $12.96 per share by means of a seven year promissory note bearing interest at a rate of 4% per annum.

5.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the

Company's employee stock options, non-employee stock options, warrants and convertible preferred stock. The computation for the three months ending December 31, 1996 has been restated to conform to the requirements of SFAS N0.
128. Shown below is a table that sets forth the respective calculations for basic and diluted EPS:

                                                      For the Three Months Ended
                                                           December 31,
Basic EPS Computation                                 1997              1996
                                                    --------          ---------

  Net Income available to common shareholders         $6,132          $256,453

  Weighted average outstanding shares              3,529,565         3,548,400

  Basic EPS                                            $.nil              $.07
                                                   =========        ==========


                                                      For the Three Months Ended
Diluted EPS Computation                                    December 31,
                                                     1997               1996
                                                    -------            ------

  Income available to common stockholders
   and assumed conversions                           $6,132          $256,453

  Weighted-average shares                         3,529,565         3,548,400
                                                  ---------         ---------
  Plus: Incremental shares from assumed
   conversions
  Non Employee Stock Option                       1,560,625         1,777,047
  Convertible preferred stock                     1,350,000         1,350,000
  Convertible debt                                  234,218           220,000
  Employee Stock Options*                                              35,281
  Warrants*                                                            27,536
                                                  ---------         ---------
  Dilutive potential common shares                3,144,843         3,409,864
                                                  ---------         ---------
  Adjusted weighted-average shares                6,674,408         6,958,264
                                                  ---------         ---------
Diluted EPS                                          $.nil               $.04
                                                  =========         =========


* Warrants and employee stock options convertible into 318,875 shares were antidilutive in the 1997 period.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)


Liquidity and Capital Resources

The Company has a credit facility with a New York City bank which was recently sold (the "Credit Facility"). The credit facility provides for a $2,300,000 revolving line of credit through March 31, 1998 and a $315,000 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999). At December 31, 1997, the Company owed $1,734,940 under the terms of the credit facility. The credit facility currently provides for interest at prime plus 1.5% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by the Company's majority shareholder.

The credit facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain various financial ratios. At September 30, 1997, and continuing through December 31, 1997, the Company was not in default of any of its financial covenants.

The credit facility expires on March 31, 1998 with a loan payoff by June 30, 1998. The company is in discussions with several banks for a new credit facility.

Net cash used by operations for the three months ended December 31, 1997 amounted to $86,031 as compared to cash being provided by operations of $296,736 for the comparable prior year period. The primary reason for the use of cash in operations was the decrease in income from operations and a reduction of trade payables. The Company further anticipates meeting its future cash requirements through continuation of the negotiation of terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in a more timely fashion, resulting in faster final payments. It is the intention of the Company to continue this program throughout fiscal 1998.


Results of Operations

The Company's product revenues during the three months ended December 31, 1997 were $1,719,812 as compared to $3,751,677 for the comparable prior year period. Product revenues during the 1996 quarter included approximately $800,000 of billing in relation to one transit project, which involved the sale of approximately $660,000 of lower margin products purchased from a third party. Also during the prior year period, the Company's product division benefitted from significant construction projects in its New York and Dallas market areas. Service revenues during the current three month period increased to $1,127,541 as compared to $1,072,271. Competition for new product revenues and retention of existing service contracts remains high in New York which has impacted and will continue to impact gross profit.

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)(continued)

Gross profit on product revenues for the three month period ended December 31, 1997 was 36% as compared with 29% for the comparable 1996 period as a result of an improved mix of product. The lower gross profit percentage on product revenues for the three month period of 1996 relates primarily to the above noted transit project that carried a lower than typical margin on products manufactured by an outside vendor and from lower margins on certain construction work that was completed by subcontractors for the Company.

Gross profit on service revenues for the three month period ended December 31, 1997 was 41% as compared with 36% for the comparable 1996 period. The improvement in gross margin in 1997 reflects the benefit of a 5% increase in service revenue. Gross profit in the prior year period was also impacted by final payment of royalties due on service contracts that were sold in 1996.

Income from operating activities for the three month period ended December 31, 1997 decreased to $10,132 as compared to income of $287,453 for the comparable 1996 period. This decrease is primarily attributable to lower product revenues as the prior year period included product sales from a major sports facility in Texas and commencement of shipments on several delayed projects in New York. In 1996, a transit project involved the sale of approximately $660,000 of lower margin products manufactured by an outside vendor. The decline in income from operations was minimized in 1997 by a 5% increase in service revenue, an improvement in gross margin percentage through product mix, and lower selling, general and administrative expenses resulting from the Company's cost containment program.

The backlog of orders at December 31, 1997 amounted to $5,100,000 as compared to $5,700,000 at September 30, 1997 and $7,700,000 at December 31, 1996. The
decrease in the backlog since September 30, 1997 is primarily the result of the Company's performance of certain of its large projects in New York. Management believes its marketing efforts, which includes active bids in excess of $10 million, will result in new orders that will enable the Company to continue to maintain a comfortable backlog.

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


          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: February 12, 1998            /s/DENNIS P. McCONNELL
                                  -----------------------------
                                  Dennis P. McConnell, Secretary