Form 10QSB
period 1998-03-31
FIRETECTOR INC
filed 1998-05-14
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1998

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 1998, 4,713,287 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited

                                                March 31, 1998
                                              ----------------
ASSETS
Current assets:
  Cash and cash equivalents                    $    440,032
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $171,412                3,801,565
  Accounts receivable from affiliated companies     514,950
  Inventories                                     1,884,151
  Deferred taxes                                    168,000
  Prepaid expenses and other current assets         171,773
                                                -------------
Total current assets                              6,980,471
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $729,495                           394,447
Software Development Costs, net                       3,469
Other Assets                                        285,069
Deferred Taxes                                      206,000
                                               -------------
Total assets                                     $7,869,456
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                 March 31,1998
                                               ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank                             $1,538,510
  Other notes payable                                 208,614
  Accounts payable and accrued expenses             1,207,803
  Unearned service revenue                            278,692
  Current portion of capital lease obligations         20,268
                                                ---------------
Total current liabilities                           3,253,887

Note payable to bank,  less current
 portion  178,573 Other notes payable,
 less current portion 226,511 Capital lease
 obligations,  less current portion                    24,533
Notes payable to Mirtronics                           845,000
                                                 --------------
Total liabilities                                   4,528,504
                                                 --------------


Stockholders' equity:
  Convertible preferred stock, 2,000,000
   shares authorized - none issued and outstanding
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    4,713,287 shares                                    4,713
  Capital in excess of par                          5,155,482
  Deficit                                          (1,819,243)
                                                   -----------
Total stockholders' equity                          3,340,952
                                                   -----------
Total liabilities and stockholders' equity         $7,869,456
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)


                                      For The Three Months Ended
                                                March 31,
                                            1998         1997
                                         ----------   ----------
Net sales                               $2,376,370    $3,077,270
Service revenues                         1,053,569     1,129,848
                                         ----------   ----------
Total revenues                           3,429,939     4,207,118
                                         ----------   ----------

Cost of sales                            1,475,248     2,096,654
Cost of service                            697,716       704,491
Selling, general and administrative      1,052,148     1,074,974
Interest expense                            56,225        61,208
Depreciation and amortization expense       52,816        65,257
Other (income) net                         (10,278)       (9,412)
                                         ----------   ----------
                                         3,323,875     3,993,172
                                         ----------   ----------
Income from operations before
 provision for income taxes                106,064       213,946


Provision for income taxes:
 Current                                     6,000        27,000
                                         ----------   ----------
Net income                                $100,064     $ 186,946
                                         ==========   ==========
Earnings per common share
 Basic earnings per share                     $.02          $.05
 Diluted earnings per share                   $.02          $.03
                                        ============  ==========
Weighted average number of common
 shares outstanding                       4,118,287    3,523,287

Weighted average number of common
 sand potential dilutive common
 shares outstanding                       6,353,819    6,745,736


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)

                                         For the Six Months Ended
                                                 March 31,
                                           1998            1997
                                         -----------    ----------
Net sales                                $4,096,182     $6,828,947
Service revenues                          2,181,110      2,202,119
                                         -----------    ----------
Total revenues                            6,277,292      9,031,066
                                         -----------    ----------
Cost of sales                             2,584,614      4,775,935
Cost of service                           1,366,992      1,387,361
Selling, general and administrative       2,013,468      2,132,249
Interest expense                            111,464        125,498
Depreciation and amortization expense       104,893        127,115
Other (income) net                          (20,333)       (18,491)
                                         -----------    ----------
                                          6,161,098      8,529,667
                                         -----------    ----------

Income from operations before
 provision for income taxes                 116,194        501,399


Provision for income taxes:
 Current                                     10,000         53,000
 Deferred                                                    5,000
                                         -----------    ----------
                                             10,000         58,000
                                         -----------    ----------

                                         -----------    ----------
Net income                               $  106,194      $ 443,399
                                         ===========    ==========

Earnings per common share
 Basic earnings per share                     $.03            $.13
 Diluted earnings per share                   $.02            $.06
                                        ============    ==========
Weighted average number of common
 shares outstanding                       3,820,797      3,535,844

Weighted average number of common
 and potential dilutive common
 shares outstanding                       6,349,632      6,756,847


See accompanying Notes to the Consolidated Financial Statements.

                Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                           For The Six Months Ended
                                                    March 31,
                                                 1998          1997
                                            -----------     ---------
OPERATING ACTIVITIES
Net income                                     $106,194      $443,399
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                 123,285       128,710
  Provision for doubtful accounts                36,000        33,000
Changes in operating assets and liabilities:
  Accounts receivable                           (16,403)     (622,865)
  Inventories, prepaid expenses and other
   current assets                               (72,602)      203,237
  Accounts receivable from affiliated
   companies                                    (21,819)      (32,603)
  Other assets                                     (785)      (44,553)
  Accounts payable and accrued expenses        (134,581)      369,114
  Unearned service revenue                      (58,648)      (81,977)
  Due to affiliated companies                     3,547       (30,711)
                                              ---------      ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          (35,812)      364,751

INVESTING ACTIVITIES
 Purchases of property and equipment            (20,213)      (95,474)
                                              ----------     ---------
NET CASH USED IN INVESTING ACTIVITIES           (20,213)      (95,474)

FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations                 (84,875)      (75,753)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                               3,849       334,850
 Due to affiliated company                       (1,969)
 Issuance of common stock in connection with
  exercise of option                            552,000
 Repurchase of common stock                    (552,000)
 Repurchase of common stock with
  note payable                                               (327,850)
                                              ----------    ----------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                           (82,995)      (68,753)
                                              ----------    ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                             (139,020)      200,524
Cash and cash equivalents at beginning
  of period                                     579,052       497,107
                                              ----------    ----------
Cash and cash equivalents at end of period     $440,032      $697,631
                                              ==========    ==========
Supplemental Cash Flow Information

The Company restructured preferred stock and notes payable to Mirtronics by the issuance of $845,000 of new notes. (See Note 5 - Transactions With Related Parties.)


See accompanying Notes to the Consolidated Financial Statements.

             FIRETECTOR INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             SIX MONTHS ENDED MARCH  31, 1998
                       (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1997.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a credit facility with a New York bank (the "Credit Facility"). The revolving credit portion of the facility is $2,300,000 and expired on March 31, 1998 and has a loan payoff requirement by June 30, 1998. The Company is in discussions with several banks for a new credit facility and expects to refinance the credit facility with another bank institution. The Credit Facility includes an additional $315,000 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999). The Credit Facility has an annual facility fee of .5% and capital expenditures are limited to $250,000. At March 31, 1998 a total of $1,717,083 was outstanding under this facility. The Credit Facility currently provides for interest at prime plus 1.5% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics Inc.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain various financial ratios. At March 31, 1998, the Company was not in default of any of its financial covenants.

4. NOTES PAYABLE TO MIRTRONICS

At March 31, 1998, notes payable to Mirtronics include:


         $620,000 Convertible note at 10% interest
          225,000 Non-convertible note at 10% interest
         $845,000

The $620,000 note may be converted into 1,240,000 shares of the Company's common stock at $.50 per share until December 31, 2002. While the notes are payable on demand, they are subordinate to and subject to a payment restriction under the Company's credit facility with its bank and, therefore, are classified as a non-current liability.

FIRETECTOR INC. AND SUBSIDIARIES

SIX MONTHS ENDED MARCH 31, 1998

(UNAUDITED)

5. TRANSACTIONS WITH RELATED PARTIES

In consideration of collateral support for the Company's Credit Facility and various loans over several years, the Company granted to Mirtronics options to purchase the Company's Common Stock. Mirtronics had the right to acquire up to an aggregate of 1,840,000 shares of common stock at an exercise price of $.30 per share, a portion of which are held for the benefit of the Company's Chairman. These options were to expire on December 31, 1998. The Company had previously entered into a Debt/Equity agreement that provided for the retirement of debt and the issuance to Mirtronics of 675,000 shares of Preferred Stock, which could also be converted into 1,350,000 shares of Common Stock. In addition, the Company was indebted to Mirtronics for materials, loans and miscellaneous advances in the aggregate amount of $170,218.

On February 17, 1998, the Company and Mirtronics reached an agreement to restructure the options, convertible debt and preferred stock held by Mirtronics so as to reduce the potential dilution of these securities by 1,100,000 shares of common stock. Under this agreement, Firetector redeemed the $675,000 of Convertible Preferred Stock and $170,000 of convertible debt for an aggregate price of $845,000. These securities were convertible into 1,690,000 shares of common stock. In satisfaction thereof, Firetector issued a $620,000 Convertible Note, with interest at 10%, payable upon demand and convertible into 1,240,000 shares of common stock at a conversion price of $.50 per share until December 31, 2002 and a $225,000 Note (without a convertible feature), with interest at 10%, payable upon demand. The foregoing notes are subordinate to and subject to a payment restriction under the terms of the credit facility. Also in connection with this restructuring, Mirtronics exercised 1,840,000 options for common stock for an aggregate consideration of $552,000 and Firetector simultaneously repurchased 650,000 of the newly issued shares for $552,000.

The Company has a receivable from Mirtronics and its subsidiaries in the amount of $514,950 at March 31, 1998.

The Company is also indebted, on a demand basis, to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $144,560 at March 31, 1998.

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

FIRETECTOR INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued

SIX MONTHS ENDED MARCH 31, 1998

(UNAUDITED)

6.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants and convertible notes and preferred stock. The computation for the three and six months ending March 31, 1997 has been restated to conform to the requirements of SFAS N0. 128. Shown below is a table that sets forth the respective calculations for basic and diluted EPS

                                                 Three Months ended March 31,                 Six Months ended March 31,
Basic EPS Computation                          1998                       1997             1998                      1997
                                               ----                       ----             ----                      ----
 Net Income available
  to common
  shareholders                               $100,064                   $186,946         $106,194                  $443,399
 Weighted average
  outstanding                               4,118,287                  3,523,287        3,820,787                  3,535,844
 Basic                                           $.02                       $.05             $.03                       $.13
                                            =========                  =========        =========                  =========


                                                  Three Months ended March 31,                Six Months ended March 31,
Diluted EPS Computation                        1998                       1997             1998                      1997
                                               ----                       ----             ----                      ----
 Income available to common
  shareholders                               $100,064                   $186,946         $106,194                  $443,399
 Impact of convertible notes                   12,400                      2,295            6,200                     4,590
Diluted net income                           $112,464                   $189,241         $112,394                  $447,989
                                             --------                   --------         --------                  --------

Weighted-average shares                     4,118,287                  3,523,287        3,820,787                  3,535,844
                                            ---------                  ---------        ---------                  ---------
Plus Incremental shares from
assumed conversions
Non Employee Stock Options                    978,441                  1,797,899        1,282,816                  1,804,704
Convertible preferred stock                                            1,350,000                                   1,350,000
Convertible debt                            1,240,000                                   1,240,000
Employee Stock Options*                        12,963                     43,994            4,573                    42,549
Warrants                                        4,128                     30,556            1,456                    23,750
                                                -----                     ------            -----                    ------
Dilutive potential
 common shares                              2,235,532                  3,222,449        2,528,845                  3,221,003
                                            ---------                  ---------        ---------                  ---------
Adjusted weighted-average
 shares                                     6,353,819                  6,745,736        6,349,632                  6,756,847
                                            ---------                  ---------        ----------                 ----------

Diluted EPS                                      $.02                       $.03             $.02                       $.07
                                            =========                  =========        =========                  =========

*Warrants and employee stock options convertible into 119,375 shares were antidilutive in both 1998 periods.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)


Liquidity and Capital Resources

The Company has a credit facility with a New York City bank (which was recently acquired by another New York City bank) (the "Credit Facility"). The credit facility provides for a $2,300,000 revolving line of credit through March 31, 1998 and a $315,000 twenty-nine month term loan (with a monthly amortization of $5,952 and a balloon payment at September 1, 1999). At March 31, 1998, the Company owed $1,717,083 under the terms of the credit facility. The credit facility currently provides for interest at prime plus 1.5% on outstanding balances. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by the Company's majority shareholder.

The credit facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain various financial ratios. At September 30, 1997, and continuing through March 31, 1998, the Company was not in default of any of its financial covenants.

The credit facility expired on March 31, 1998 and has a loan payoff requirement by June 30, 1998. The Company is in discussions with several banks for a new credit facility and expects to refinance the credit facility with another bank institution.

Net cash used by operations for the six months ended March 31, 1998 amounted to $35,812 as compared to cash being provided by operations of $364,751 for the comparable prior year period. The primary reason for the use of cash in operations was the decrease in income from operations and a reduction of trade payables. The Company further anticipates meeting its future cash requirements through continuation of the negotiation of terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in timely fashion, resulting in faster final payments. It is the intention of the Company to continue this program throughout fiscal 1998


Results of Operations

The Company's product revenues during the three and six months ended March 31, 1998 decreased to $2,376,370 and $4,096,182 as compared to $3,077,270 and
$6,828,947, respectively for the comparable prior year periods. Product revenues during the 1997 quarter and six month period included approximately $950,000 and $1,750,000, respectively of billing in relation to one transit project, which involved the sale of approximately $700,000 and $1,365,000, respectively, of lower margin products purchased from a third party for resale. In addition, during the 1997 six month period, product sales benefitted from significant construction projects in both the New York and Dallas market areas. During and subsequent to the fiscal quarter ended March 31, 1998, the Company received new product orders of $3.9 million, which will be shipped in future periods.

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)

Service revenues during the same three and six month periods of 1998 decreased to $1,053,569 and $2,181,110 as compared to $1,129,848 and $2,202,119, respectively, for the comparable prior year periods. The decrease reflects lower than normal call-in service during the 1998 quarter and six month periods compared to the comparable 1997 periods. Competition for new product revenues and retention of existing service contracts remains high in New York.

Gross profit percentage on product revenues for the three and six month periods ended March 31, 1998 was 38% and 37%, respectively, as compared with 32% and 30%, respectively, for the comparable 1997 periods. The increased gross profit percentage on product revenues for the three and six months ended March 31, 1998 relates primarily to an improved product mix compared to the 1997 periods, which included the transit project noted above that carried a lower than typical margin on products manufactured by an outside vendor.

Gross profit percentage on service revenues for the three and six month periods ended March 31, 1998 was 34% and 37%, respectively, as compared with 38% and 37%, respectively, for the comparable 1997 periods. The lower gross profit percentage on service revenues for the three and six months ended March 31, 1998 is due to the decrease in call-in service that occurred during the current three month period.

Income from operating activities for the three and six month periods ended March 31, 1998 was $106,064 and $116,194, respectively, as compared to income from operations of $213,946 and $501,399 for the comparable 1997 periods. This decrease is primarily attributable to lower product revenues as the prior year three and six month periods included product sales from a major sports facility in Texas and commencement of shipments on several delayed projects in New York. During the three and six month periods of 1997, a transit project involved the sale of approximately $700,000 and $1,365,000, respectively of lower margin products manufactured by an outside vendor. While the decline in income from operations during the 1998 periods was related to lower product shipments and reduced call-in service revenues, the decline was minimized by an improvement in product gross margin percentage due to product mix and from lower selling, general and administrative expenses related to the Company's previous cost containment program. During the past nine months, the Company has intensified its marketing efforts and expanded its product territory. While this effort has offset savings in selling, general and administrative cost, the Company has experienced an improvement in new order bookings, as noted below.

The Company had a current income tax provision representing state and local taxes and the alternative minimum tax for federal income purposes. The lower provision during the 1998 periods reflects the effect of reduced income from operations.

The Company's order position at March 31, 1998 amounted to $6,200,000 as compared to $5,100,000 at December 31, 1997 and $6,400,000 at March 31, 1997.
Subsequent to March 31, 1998, the Company has received significant new orders from an airport hotel, several major subway complexes, a major media company, a hospital center and a nursing home. These orders have increased the Company's order position to over $8,800,000 as of April 28, 1998. Management believes its recent intensified marketing efforts will enable it to maintain a significant product order position.

Part II - OTHER INFORMATION


Item 1.   Legal Proceedings.

               Not Applicable

Item 2.   Changes in Securities.

              On  February  17,  1998,  the Company  and  Mirtronics  reached an agreement to restructure the options, convertible debt and preferred stock held by Mirtronics so as to reduce the potential dilution of these securities by 1,100,000 shares of common stock. Under this agreement, Firetector redeemed the $675,000 of Convertible Preferred Stock and $170,000 of convertible debt for an aggregate price of $845,000. These securities were convertible into 1,690,000 shares of common stock. In satisfaction thereof, Firetector issued a $620,000 Convertible Note, with interest at 10%, payable upon demand and convertible into 1,240,000 shares of common stock at a conversion price of $.50 per share until December 31, 2002 and a $225,000 Note (without a convertible feature), with interest at 10%, payable upon demand. Also in connection with this restructuring, Mirtronics exercised 1,840,000 options for common stock for an aggregate consideration of $552,000 and Firetector simultaneously repurchased 650,000 of the newly issued shares for $552,000.



Item 3.   Defaults Upon Senior Securities.

               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

         The Registrant's Annual Meeting of Stockholders was held on March 26, 1998. Stockholders considered and voted upon (1) the election of five (5)
Directors to Firetector's Board of Directors; and (2) appointment of Moore Stephens, P.C. as Firetector's Auditors for the fiscal year ending September 30, 1998.

         The five nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.


MATTER                   FOR            AGAINST      ABSTAINED          UNVOTED
Daniel Tamkin          3,253,524        37,304             0               0
John Poserina          3,254,746        36,532             0               0
Henry Schnurbach       3,254,746        36,532             0               0
Joseph Vitale          3,254,746        36,532             0               0
Dennis McConnell       3,252,746        38,532             0               0

Auditors               3,262,891        15,102        12,835               0


Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Ex-27  Financial Data Schedule

          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: May 14, 1998         By:    DENNIS P. McCONNELL
                           ------------------------------------
                                  DENNIS P. McCONNELL, SECRETARY