Form 10QSB
period 1998-06-30
FIRETECTOR INC
filed 1998-08-10
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1998

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 1998, 4,713,287 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                    June 30,
                                                     1998
                                              ----------------
ASSETS
Current assets:
  Cash                                         $    346,476
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $195,250                4,400,239
  Accounts receivable from affiliated companies     527,064
  Inventories                                     2,012,370
  Deferred taxes                                    168,000
  Prepaid expenses and other current assets         178,536
                                                -------------
Total current assets                              7,632,685
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $772,159                           369,069
Software Development Costs, net                       3,096
Other Assets                                        240,426
Deferred Taxes                                      206,000
                                               -------------
Total assets                                     $8,451,303
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited



                                                     June 30,
                                                       1998
                                               ------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to Mirtronics                     $   845,000
 Notes payable                                        215,485
  Accounts payable and accrued expenses             1,698,479
  Unearned service revenue                            325,422
  Current portion of capital lease obligations         24,270
                                                ---------------
Total current liabilities                           3,108,656

Notes payable to bank                               1,654,437
Notes payable, less current portion                   217,690
Capital lease obligations, less current portion        24,770
                                                 --------------
Total liabilities                                 $ 5,005,553
                                                 --------------


Stockholders' equity:
  Convertible preferred stock, 2,000,000
    shares authorized - none issued
    and outstanding
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    4,713,287 shares                                    4,713
  Capital in excess of par                          5,155,482
  Deficit                                          (1,714,445)
                                                   -----------
Total stockholders' equity                          3,445,750
                                                   -----------
Total liabilities and stockholders' equity         $8,451,303
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)


                                       For The Three Months Ended
                                                June 30,
                                            1998        1997
                                          ---------  ----------

Net sales                               $2,840,635   $2,155,554
Service revenues                         1,027,698    1,106,239
                                        -----------   ---------
Total revenues                           3,868,333    3,261,793
                                        -----------   ---------

Cost of sales                            1,911,950    1,306,708
Cost of service                            679,968      621,543
Selling, general and administrative      1,044,210    1,072,899
Interest expense                            75,050       56,577
Depreciation and amortization expense       51,775       60,820
Other (income) net                         (10,463)      (9,448)
                                         ----------   ---------
                                         3,752,490    3,109,099
                                         ----------   ---------
Income from continuing operations before
 provision for income taxes                115,843      152,694


Provision for income taxes:
 Current                                    11,000       14,000
                                         ----------   ---------
Net income                               $ 104,843    $ 138,694
                                         ==========   =========

Earnings per common share
   Basic earnings per share               $   0.02    $    0.04
   Dliuted earnings per share             $   0.02    $    0.02
                                         ==========   =========

Weighted average shares outstanding       4,712,890   3,523,287

Weighted average number of common
 and potential dilutive common
 shares outstanding                       6,251,257   6,714,350


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
            Consolidated Statement of Operations (Unaudited)


                                       For the Nine Months Ended
                                                 June 30,
                                             1998          1997
                                         -----------   ----------

Net sales                                $6,936,817    $8,984,501
Service revenues                          3,208,808     3,308,358
                                         -----------   ----------
Total revenues                           10,145,625    12,292,859
                                         -----------   ----------
Cost of sales                             4,496,564     6,082,643
Cost of service                           2,046,960     2,008,904
Selling, general and administrative       3,057,678     3,205,148
Interest expense                            186,514       182,075
Depreciation and amortization expense       156,668       187,935
Other (income) net                          (30,796)      (27,939)
                                         -----------   ----------
                                          9,913,588    11,638,766
                                         -----------   ----------

Income from continuing operations before
 provision for income taxes                 232,037       654,093


Provision for income taxes:
 Current                                     21,000        67,000
 Deferred                                                   5,000
                                         -----------    ----------
                                             21,000        72,000

                                         -----------    ----------
Net income                               $  211,037    $  582,093
                                         ===========   ===========


Earnings per common share
   Basic earnings per share               $   0.05      $    0.16
   Dliuted earnings per share             $   0.03      $    0.09
                                         ==========     =========

Weighted average shares outstanding       3,951,687     3,531,825

Weighted average number of common
 and potential dilutive common
 shares outstanding                       6,323,830     6,738,155

See accompanying Notes to the Consolidated Financial Statements.

                        Firetector Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                        For The Nine Months Ended
                                                   June 30,
                                               1998        1997
                                            ----------   --------

OPERATING ACTIVITIES
Net income                                  $ 211,037    $ 582,093
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization               175,433      187,935
  Provision for doubtful accounts              54,000       49,500
Changes in operating assets and liabilities:
  Accounts receivable                        (633,077)    (388,142)
  Inventories, prepaid expenses and other
   current assets                            (207,584)     281,010
  Accounts receivable from affiliated
   company                                    (33,933)     (43,701)
  Other assets                                 34,747      (44,286)
  Accounts payable and accrued expenses       324,387      (83,557)
  Unearned service revenue                    (11,918)    (123,524)
  Due to affiliated companies                  31,708        9,173
                                            ----------   ----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                        (55,200)     426,501

INVESTING ACTIVITIES
 Purchases of property, plant and equipment   (37,526)     (83,963)
                                            ----------   ----------
NET CASH (USED IN) INVESTING ACTIVITIES       (37,526)     (83,963)

FINANCING ACTIVITIES
 Borrowings under new revolving
  credit agreement                          1,716,415
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations            (1,891,702)    (401,195)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                            33,905       66,221
 Issuance of common stock in connection
 with exercise of options                     552,000
 Repurchase of common stock                  (552,000)
 Other                                          1,532          198
                                            ----------   ----------
NET CASH (USED IN)
 FINANCING ACTIVITIES                        (139,850)    (334,776)
                                            ----------   ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                           (232,576)       7,762
Cash and cash equivalents at beginning
  of period                                   579,052      497,107
                                            ----------   ----------
Cash and cash equivalents at end of period   $346,476     $504,869
                                            ==========   ==========

Supplemental Cash Flow information

The Company restructured preferred stock and notes payable to Mirtronics by the issuance of $845,000 of new notes. (See Note 5 - Transactions With Related Parties).

See accompanying Notes to the Consolidated Financial Statements.

                        FIRETECTOR INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in Firetector Inc.("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1997.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a new revolving credit facility with Citizens Business Credit Company of Boston, Mass (the "Credit Facility"). The new credit facility provides for a $3,000,000 revolving line of credit for the three year period ending June 2001. The Credit Facility provides for interest at prime rate plus 3/4% on outstanding balances and limits annual capital expenditures to $250,000. At June 30, 1998 $1,654,437 was outstanding under this facility. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics Inc., the Company's largest stockholder ("Mirtronics").

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At June 30, 1998, the Company was not in default of any of its financial covenants.


4. NOTES PAYABLE TO MIRTRONICS

At June 30, 1998, notes payable to Mirtronics include:

         $620,000  Convertible note at 10% interest
          225,000  Non-convertible note at 10% interest
     -------- -
       $845,000

The $620,000 note may be converted into 1,240,000 shares of the Company's common stock at $.50 per share until December 31, 2002. While these notes are payable on demand, they are subordinate to and subject to a payment restriction under the Company's Credit Facility with it's bank. These notes were subordinate to and repayment was not permitted under the Company's previous loan agreement, therefore, they were previously classified as a non-current liability.


5. TRANSACTIONS WITH RELATED PARTIES

In consideration of collateral support for the Company's Credit Facility and various loans over several years, the Company granted to Mirtronics options to purchase the Company's Common Stock. Mirtronics had the right

                        FIRETECTOR INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         NINE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

to acquire up to an aggregate of 1,840,000 shares of common stock at an exercise price of $.30 per share, a portion of which are held for the benefit of the Company's Chairman. These options were to expire on December 31, 1998. In addition, the Company had previously entered into a Debt/Equity agreement that provided for the retirement of debt and the issuance to Mirtronics of 675,000 shares of Preferred Stock, which could also be converted into 1,350,000 shares of Common Stock. At June 30, 1998, the Company was indebted to Mirtronics for materials, loans and miscellaneous advances in the aggregate amount of $7,771.

On February 17, 1998, the Company and Mirtronics reached an agreement to restructure the options, convertible debt and preferred stock held by Mirtronics so as to reduce the potential dilution of these securities by 1,100,000 shares of common stock. Under this agreement, Firetector redeemed the $675,000 of Convertible Preferred Stock and $170,000 of convertible debt for an aggregate price of $845,000. These securities were convertible into 1,690,000 shares of common stock. In satisfaction thereof, Firetector issued a $620,000 Convertible Note with interest at 10% (payable upon demand and convertible into 1,240,000 shares of common stock at a conversion price of $.50 per share until December 31, 2002), and a $225,000 Note (without a convertible feature), with interest at 10%, payable upon demand. The foregoing notes are limited to repayment based upon covenant requirements and borrowing availability under the terms of the Credit Facility. Also in connection with this restructuring, Mirtronics exercised 1,840,000 options for common stock for an aggregate consideration of $552,000 and Firetector simultaneously repurchased and retired 650,000 of the newly issued shares for $552,000.

The Company has a receivable from Mirtronics and its subsidiaries in the amount of $527,064 at June 30, 1998.

The Company is also indebted, on a demand basis, to First Corporate Equity Ltd., an affiliate of a director of Mirtronics, for notes payable in the aggregate amount of $146,610 at June 30, 1998, which amount was subsequently repaid in July 1998.

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Genera Capital Corporation, an Ontario Corporation, ("GCC") options for 500,000 unregistered shares of the Company's common stock at $.30 per share through December 31, 1999. In July 1996, GCC exercised 100,000 of these options at $.30 per share. The President of GCC is also the President of Mirtronics and a director of both corporations.

Effective January 1, 1997, in accordance with the employment contract of an officer/director, the registrant repurchased 25,312 shares of common stock at a price of $12.96 per share by means of a seven year promissary note bearing interest at a rate of 4% per annum.


6. EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilation and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employees stock options, non-employees stock options, warrants and convertible notes and preferred stock. The computation for the three and nine months ending June 30, 1997 has been restated to conform

                        FIRETECTOR INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued
                         NINE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

to the requirements of SFAS N0. 128. Shown below is a table that sets forth the respective calculations for basic and diluted EPS:

                                        Three Months ended June 30,           Nine Months ended June 30,
                                          1998              1997                1998            1997

Basic EPS Computation
 Net Income available to common
 shareholders                           $ 104,843         $138,694             $211,037       $582,093
Weighted average outstanding shares     4,712,890        3,523,287            3,951,687      3,531,825

Basic EPS                                    $.02             $.04                $.05           $.16

Diluted EPS Computation
 Income available to common
  shareholders                          $104,843          $138,694             $211,037       $582,093
 Impact of convertible notes              12,400             3,251               14,467          9,751
 Diluted net income                     $117,243          $138,694             $225,504       $591,844

Weighted-average shares                4,712,890         3,523,287            3,951,687      3,531,825
 Plus Incremental shares from
    assumed conversions
  Non Employee Stock Options             278,367         1,786,301            1,130,094      1,794,545
  Convertible preferred stock                            1,350,000                           1,350,000
  Convertible notes                    1,240,000                              1,240,000
  Employee Stock Options*                                   40,504                1,554         46,750
  Warrants*                                                 14,438                  495         15,035
Dilutive potential common shares       1,538,367         3,191,243            2,372,143      3,206,330
  Adjusted weighted-average shares     6,251,257         6,714,530            6,323,830      6,738,155

  Diluted EPS                           $.02                 $.02                 $.03           $.09

*Warrants and employee stock options convertible into 318,875 and 50,000, shares were antidilutive for the three month periods ended June 30, 1998 and 1997, respectively These securities, convertible into 111,875 and 50,000 shares, were antidilutive for the nine month periods ended June 30, 1998 and 1997, respectively.

Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (Unaudited)


Liquidity and Capital Resources

In June 1998, the Company signed a new three-year revolving credit facility with Citizens Business Credit Company of Boston Mass.(the "Credit Facility"). The new Credit Facility provides for a $3,000,000revolving line of credit for a three year period through June, 2001. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At June 30, 1998, the Company was not in default with any of its financial covenants.

Initial proceeds from the Credit Facility amounting to $1,716,415 were used to pay off principal and interest due on the Company's previous loan agreement with another bank.

Net cash used by operations for the nine months ended June 30, 1998 amounted to $55,200 as compared to cash being provided by operations of $426,501 for the comparable prior year period. The primary reason for the use of cash in operations was the decrease in income from operations and from an increase in trade receivables due to delayed collections on New York City projects. However, the Company further anticipates meeting its future cash requirements through continuation of the negotiation of terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in timely fashion, resulting in faster final payments. It is the intention of the Company to continue this program throughout fiscal 1998.


Results of Operations

The Company's product revenues during the three months ended June 30, 1998 increased to $2,840,635 as compared to $2,155,554 for the comparable period in 1997. The increase in product revenues in 1998 reflects projects handled as a general contractor (where certain work amounting to $400,000 was subcontracted out to electrical contractors). Product revenues during the nine months ended June 30, 1998 decreased to $6,936,817 as compared to $8,984,501 for the comparable prior year period of 1997. Product revenues during the 1997 nine month period included approximately $1,865,000 of billing in relation to one transit project, which involved the sale of approximately $1,365,000 of lower margin products purchased from a third party for resale. In addition, during the 1997 nine month period, product sales benefitted from significant construction projects in both the New York and Dallas market areas.

Service revenues during the three and nine month periods ending June 30, 1998 decreased to $1,027,696 and $3,208,808 as compared to $1,106,239 and $3,308,358 for the respective three and nine month periods of 1997. The decrease in service revenues reflects lower than normal call-in service during the 1998 quarter and nine month periods compared to the comparable 1997 periods. Competition for new product revenues and retention of existing service contracts remains high in New York.

Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                              (Unaudited) Continued

Gross profit percentage on product revenues for the three and nine month periods ended June 30, 1998 was 33% and 35%, respectively, as compared with 39% and 32%, respectively, for the comparable 1997 periods. Gross profit increased to $929,000 for the three months ended June 30, 1998 compared to $849,000 for the comparable period in 1997. However, the gross profit percentage decreased due to projects handled as a general contractor in 1998 that carried nominal gross margin on subcontract work. The increased gross profit percentage on product revenues for the nine months ended June 30, 1998 relates primarily to an improved product mix compared to the 1997 periods, which included the transit project noted above that carried a lower than typical margin on products manufactured by an outside vendor.

Gross profit percentage on service revenues for the three and nine month periods ended June 30, 1998 was 34% and 36%, respectively, as compared with 44%a and 39%,a respectively, for the comparable 1997 periods. The lower gross profit percentage on service revenues for the three and nine months ended June 30, 1998 is due to a decrease in call-in service that occurred during the three and nine month periods of 1998 and increased price competition in New York City.

Income from operating activities for the three and nine month periods ended June 30, 1998 was $115,843 and $232,037, respectively, as compared to income from operations of $152,694 and $654,093 for the comparable three and nine month periods in 1997. The decrease in operating income during the three months ended June 30, 1998 was principally due to a decline in gross profit from service as a result of a decline in call-in service revenue and additional payroll related expenses. In addition, there was a $17,000 increase in interest expenses during the 1998 three month period due to the conversion of $675,000 of preferred stock into notes payable with interest of 10% (see Notes Payable to Mirtronics).

The decrease in operating income during the nine months ended June 30, 1998 was due to lower product revenues as the prior year nine month period included product sales from a major sports facility in Texas and commencement of shipments on several delayed projects in New York. During the nine month period of 1997, a transit project involved the sale of approximately $1,865,000 of lower margin products manufactured by an outside vendor. While the decline in income from operations during the 1998 periods was related to lower product shipments and reduced call-in service revenues, the decline was minimized by lower selling, general and administrative expenses related to the Company's previous cost containment program. During the past nine months, the Company has intensified its marketing efforts and expanded its product territory. While this effort has offset savings in selling, general and administrative cost, the Company has experienced an improvement in new order bookings, as noted below.

The Company had a current income tax provision representing state and local taxes and the alternative minimum tax for federal income purposes. The lower provision during the 1998 periods reflects the effect of reduced income from operations.

The Company's order position at June 30, 1998 amounted to $9,600,000 as compared to $6,200,000 at March 31, 1998 and $6,300,000 at June 30, 1997. The increased backlog reflects the Company's receipt of significant new orders from an airport hotel, several major subway complexes, a major media company, a hospital center, a museum and a nursing home. Management believes its recent intensified marketing efforts will enable it to maintain a significant product order position.

                        Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

               Not Applicable

Item 2.   Changes in Securities.

               Not Applicable

Item 3.   Defaults Upon Senior Securities.

               Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

     All of the information called for by this Item 4 was disclosed in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998 and is incorporated herein in its entirety by reference.

Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Ex-27  Financial data Schedule


          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR INC.
                                   (Registrant)


Date: August 10, 1998              DENNIS P. McCONNELL
                                   ------------------------------------
                                   DENNIS P. McCONNELL, SECRETARY