Form 10KSB
period 1998-09-30
FIRETECTOR INC
filed 1998-12-29
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459

                                 FORM 10-KSB

  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $14,299,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 18, 1998 was $712,383.

     As of December 17, 1998, the Registrant had 1,571,000 shares of Common Stock outstanding.

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

Other Products

    In the past four years Firetector has sought to diversify its product lines to establish a greater base to absorb product support, R & D and other overhead and to provide product and customer diversification. To that end, Firetector has augmented its established position in marketing engineered life safety systems (proprietary and third party) by developing a significant business in engineered sound systems for application to a variety of users including hospitals, educational facilities and transit facilities (e.g. subway stations). Firetector has developed a focused unit with a high level of experience to penetrate this niche market with significant success as a substantial portion of Firetector's order position derives from this effect. In addition, Firetector organized new marketing units to focus on marketing, engineering and servicing systems and products manufactured by third parties, particularly national manufacturers. These units are service oriented organizations which focus on close relationships with customers and key suppliers.

    In 1993, Firetector acquired assets of a company which manufactured and marketed sophisticated products and on-board information and communication systems with applications for municipal transit carriers, long-distance passenger carriers and bus and train builders. Firetector has integrated this operation into its New York division and has to date supplied products to customers such as ABB Traction, Sumitomo, Kawasaki, Morrison-Knudsen, Siemens, the New York City Transit Authority and AMTRAK.

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

Research and Development

     During the fiscal years ended September 30, 1998 and 1997, Firetector spent approximately $128,000 and $113,000, respectively, for research and development of Firetector's life safety and communication systems.

Customers and Suppliers

     For the fiscal year ended September 30, 1998 no customers or suppliers accounted for more than 10% of Firetector's revenues. For the fiscal year ended September 30, 1997, one customer, Unity Electric Inc., accounted for 12% of the Company's revenues.


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

Employees

    Firetector and its subsidiaries have 114 full time employees, including 44 that are covered by union contracts in New York.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     On July 31, 1998, Firetector's Board of Directors approved a resolution to recommend to the Company's stockholders that they approve a one for three (1:3) reverse recapitalization of the Company's common stock (the "Reverse Split"). On September 23, 1998, at a Special Meeting of Stockholders, votes representing 4,316,456 shares of the Company's common stock (91.6%) were voted in favor of the Reverse Split and votes representing shares of the Company's common stock (3.5%) were withheld or abstained from voting on the resolution. The Reverse Split took effect on September 24, 1998.


                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Firetector's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 1996 through September 30, 1998 which quotations were obtained from the National Association of Securities Dealers Inc. The prices have not been adjusted to reflect the effect of a one for three (1:3) reverse split which became effective on September 24, 1998.

Common Stock

Quarter Ended                    BID                       ASK
                          High        Low            High       Low
                        ---------------------------------------------
December 31, 1996        1 3/4        7/8          1 13/16    1 1/16
March 31, 1997           1 15/16    1              2 1/32     1 1/32
June 30, 1997            1 5/8      1 1/8          1 23/32    1 3/8
September 30, 1997       1 9/32       15/16        1 1/2      1
December 31, 1997        1 1/8        5/8          1 3/16       23/32
March 31, 1998           1 1/4        3/4          1 5/16       7/8
June 30, 1998            1 1/4        25/32        1 5/16       13/16
September 30, 1998       1 1/4        1/4          1 1/2        7/16



     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 18, 1998, there were 617 record holders of Firetector's Common Stock.

     On December 17, 1998 the bid and ask prices for the Common Stock were 15/16 and 1 1/8, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1998, the Company entered into a new three-year credit facility with Citizens Business Credit Company of Boston, Mass. (the "Credit Facility"). The new Credit Facility provides for an increased revolving line of credit of $3,000,000 through June 2001. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics, Inc., an Ontario corporation which is the Company's largest stockholder ("Mirtronics").

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The company is also required to maintain certain financial ratios. At September 30, 1998, the Company was not in default with any of its financial covenants.

     Initial proceeds from the Credit Facility amounting to $1,716,415 were used to pay off principal and interest due on the Company's previous loan agreement with another bank. The Company owed $1,748,106 under the credit facility at September 30, 1998.

     Net cash used by operations for the twelve months ended September 30, 1998 amounted to $267,000 as compared to cash being provided by operations of $607,000 for the comparable prior period. The primary reason for the use of cash in operations was the decrease in income from operations of approximately $640,000 and from an increase in trade receivables of approximately $1.1 million due to delayed collections in major New York City projects (subsequent to September 30, 1998, collections from these receivables have improved). However, the Company further anticipates meeting its future cash requirements through continuation of the negotiation of certain terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in timely fashion, resulting in faster final payments. It is the intention of the Company to closely monitor this program throughout fiscal 1999.

     The ratio of the Company's current assets to current liabilities increased to approximately 2.8 to 1 at September 30, 1998 from 2.04 to 1 at September 30, 1997 due to the non-current classification of the new three year Credit Facility with Citizens Business Credit Company.

     Firetector's terms of sale are net 30 days. However, the normal receivable collection period is 60-120 days, exclusive of retainage, because certain governmental regulations and the Company's frequent status as a subcontractor (entitled to pro rata payments as the general project is completed) extend the normal collection period. Firetector believes this is a standard industry practice. Firetector's receivable experience is consistent with the industry as a whole and will likely continue until the economic environment improves. This could be considered an area of risk and concern. However, due to the proprietary nature of Firetector's systems, many projects require Firetector's cooperation to secure a certificate of occupancy and/or to activate/operate a life safety system, thus assisting Firetector's collection of a significant portion or even total payment, even when Firetector's immediate account debtor's (contractor) creditors have seized a project.

RESULTS OF OPERATIONS

Revenues

     During fiscal 1996 and 1997 management focused on reorganizing, retraining and replacing personnel and cost control after several years of financial difficulty. These efforts resulted in record profitability in those years but did serve to restrain sales and marketing efforts, and ultimately lowered revenues in 1998. With its reorganized cost and personnel program essentially complete, during 1998, at the expense of short-term profitability, management intensified sales and marketing with the hiring of several sales, marketing, customer service, engineering and field support personnel. In addition, the Company commenced work on numerous projects involving limited initial gross profit in anticipation of additional revenue with higher gross margin or supplemental service and tenant revenues. The Company also became a distributor of several new products and commenced marketing in new regions such as Long Island, Pennsylvania, St Louis and California. Management believes this strategy is directly responsible for the Company's near record order position. Also see section entitled Order Position.

     Total revenues in 1998 amounted to $14.3 million, a decrease of 11% compared to revenues of $16.0 million in 1997. This decrease was primarily due to a 13% decline in product revenues in 1988 to $10.0 million as compared to $11.5 million in 1997. This decrease was attributed to fewer significant construction projects in both the New York and Dallas market areas. In addition, product revenues during 1997 included approximately $1,865,000 of billing in relation to one transit project, which involved the sale of approximately $1,365,000 of lower margin products purchased from a third party for resale.

     Service revenues decreased 5% in 1998 to $4,274,000. The decrease in service revenues reflects lower than normal call-in maintenance service on Firetector systems and other systems.

Gross Profit

     Gross profit from product revenues decreased 16% in 1998 to $3,280,000 while gross profit margin on product revenues decreased from 33.8% to 32.7% primarily due to lower product revenues and reduced overhead absorption.

     Gross profit on service revenues decreased slightly in 1998 from 37.8% to 37.2% in 1997. This decrease reflects the effect of lower call-in maintenance service revenue in 1998 on essentially fixed overhead.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses decreased by 2% or $66,000 in 1998 over 1997 as a result of the Company's previous cost containment program. As discussed above, during 1998 the Company intensified its marketing efforts and expanded its product line and territory. While this effort has offset savings in selling, general and administrative costs, the Company has achieved an improvement in new order bookings and near record backlog of orders, as noted below.

Income Before Tax

     Operating income declined in 1998 to $261,000 compared to $902,000 in fiscal 1997. The decline in operating income was primarily the result of lower product revenues as 1997 included product sales from a major sports facility in Texas and shipments on several major projects in New York. While the decline in operating income during 1998 was related to lower product shipments and reduced call-in service revenues, the decline was minimized by lower selling, general and administrative expenses, and lower depreciation and amortization. In addition, there was an increase in interest expenses in 1998 due to the conversion of $675,000 of preferred stock into notes payable with interest of 10% (see Note 2 to Financial Statements).


Tax Provisions

     The Company's current income tax provision represent state and local income taxes and the alternative minimum tax for Federal income purposes. Firetector retains approximately $908,000 of additional net operating loss carry forwards.

Order Position

     Firetector's order position, excluding service, increased to $9.6 million at September 30, 1998 from $5.7 million at September 30, 1997 reflecting in part management's recent intensified marketing efforts. The higher order position reflects the receipt in 1998 of significant new orders from several major subway complexes, a major media company, an auction house, and a museum. Due to the fact that the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor, and expects to be active in seeking orders where the Company would act as a prime contractor.

Plan of Operations

     During  fiscal  1999,  Management  intends  to  focus  on it's  intensified marketing programs that were begun in 1998 and to continue to contain fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Enhancements in recent years to Firetector's management information systems and methods of approving and monitoring project costs have improved Management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. Management will also focus its efforts in 1999 to improve accounts receivable collections in order to reduce the number of days sales outstanding. Management believes that Firetector will generate sufficient cash flow from operations to meet its obligations. Management believes that the Company's balance sheet is in a good condition after the changes made in the past few years.

YEAR 2000.

     The Company has conducted an evaluation of the actions necessary in order to ensure that its computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of these evaluations the Company is in the process of upgrading and replacing certain of its computer information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company does not anticipate that the costs of its remedial actions will be material to the results of operations or financial condition. However, there can be no assurance that the remedial actions being implemented by the Company will be completed by the time necessary to avoid dating systems problems or that the cost of doing so will not be material. Performance of the Company's proprietary products is not date sensitive. However, date information is displayed on certain console equipment. The Company has completed software changes so that its proprietary equipment is also compliant with respect to display information and the Company is installing these software upgrades to customer equipment in buildings as part of normal maintenance service. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the ability of the Company to obtain necessary materials or products or to sell to or service their customers. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                PART III

         Incorporated by reference to the Registrant's Definitive Proxy.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.            Description of Exhibit                 Page No.

3.1 Certificate of Incorporation of the Company, as amended (Exhibit 3.1)(1)

3.2    By-Laws of the Company (2)

4.1    Specimen Common Stock Certificate (2)

10.1   Credit Agreement dated June 23, 1998  between
       Firetector Inc. as Borrower and Citizens Business Credit Company as Lender

10.2 Debt Matching Agreement dated as of September 30, 1998 between Firetector Inc. and Mirtronics Inc.

10.3 Amended Debt/Equity Agreement dated February 19, 1998 between Firetector Inc. and Mirtronics Inc.

10.4   1997 Non-Qualified Stock Option Plan (Exhibit 10.6)(3)

10.4   Employment Agreement, dated as of January 1, 1997 between
       Firetector Inc. and John A. Poserina (Exhibit 10.10)(3)

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

     (3) Reference is made to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1997, which Exhibit is incorporated herein by reference.



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

Dated: December 29, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                     DATE

/s/Daniel S. Tamkin           Chairman,                  December 29,1998
- ----------------------      Chief Executive Officer
 Daniel S. Tamkin             and Director


/s/Joseph Vitale             President, Chief Operating
                             Officer and Director        December 29, 1998
- ----------------------
  Joseph Vitale


/s/John A. Poserina           Vice President, Chief      December 29, 1998
                              Financial Officer
- ----------------------      Treasurer and Director
 John A. Poserina


/s/Henry Schnurbach           Director                   December 29, 1998
- ----------------------
  Henry Schnurbach


/s/Dennis P. McConnell        Secretary                  December 29, 1998
- ----------------------      and Director
 Dennis P. McConnell

                       Index to Consolidated Financial Statements

                        Firetector Inc. and Subsidiaries

                                     Item 7

Report of Independent Auditors ..........................................


Audited Consolidated Financial Statements

Consolidated Balance Sheet-September 30, 1998 ...........................

Consolidated Statements of Income

 Years Ended September 30, 1998 and 1997 ................................

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 1998 and 1997 ................................

Consolidated Statements of Cash Flows

 Years Ended September 30, 1998 and 1997 ................................

Notes to Consolidated Financial Statements ..............................

                         Report of Independent Auditors

The Board of Directors and Stockholders
Firetector Inc.

We have audited the accompanying consolidated balance sheet of Firetector Inc. and its subsidiaries as of September 30, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Firetector Inc. and its subsidiaries as of September 30, 1998 and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

New York, NY
November 25, 1998                       MOORE STEPHENS, P.C.

                         Part I - FINANCIAL INFORMATION

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                              September 30,
                                                                   1998
                                                             --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $105,000
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $190,000                          4,868,000
  Inventories                                                   1,902,000
  Deferred taxes                                                  168,000
  Prepaid expenses and other current assets                       125,000
                                                            -------------
TOTAL CURRENT ASSETS                                            7,168,000
                                                            -------------


PROPERTY, PLANT AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $812,000          346,000


SOFTWARE DEVELOPMENT COSTS, net                                     3,000

OTHER ASSETS                                                      279,000

DEFERRED TAXES                                                    206,000


                                                             ------------
TOTAL ASSETS                                                   $8,002,000
                                                             ============

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Continued)


                                                                September 30,
                                                                     1998
                                                               -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Note payable to Mirtronics                                      $393,000
   Notes payable - principally to related party                      70,000
   Accounts payable and accrued expenses                          1,738,000
   Unearned service revenue                                         343,000
   Current portion of capital lease obligations                      24,000
                                                                ------------
TOTAL CURRENT LIABILITIES                                         2,568,000
                                                                ------------

   Note payable to bank                                           1,748,000
   Notes payable- principally to related party, less
    current portion                                                 222,000
   Capital lease obligations, less current portion                   18,000
                                                                ------------
TOTAL LIABILITIES                                                 4,556,000
                                                                ------------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 13)

STOCKHOLDERS' EQUITY

  Convertible preferred stock, 2,000,000 shares authorized-
      $1.00 par value; none issued and outstanding
  Common stock, 25,000,000 shares authorized, $.001
     par value; issued and outstanding 1,571,097 shares               2,000
  Capital in excess of par                                        5,159,000
  Deficit                                                        (1,715,000)
                                                                ------------
TOTAL STOCKHOLDERS' EQUITY                                        3,446,000
                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $8,002,000
                                                                ============

See accompanying Notes to the Consolidated Financial Statements

                                FIRETECTOR INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME

                                                               Year ended  September 30,
                                                               1998               1997
                                                            -----------        -----------
Net sales                                                   $10,025,000        $11,545,000
Service revenue                                               4,274,000          4,484,000
                                                            -----------        ------------
Total revenues                                               14,299,000         16,029,000
                                                            -----------        ------------

Cost of sales                                                 6,745,000          7,637,000
Cost of service                                               2,682,000          2,788,000
Selling, general and administrative                           4,198,000          4,264,000
Interest expense                                                260,000            242,000
Depreciation and amortization expense                           206,000            246,000
Other (income) - net                                            (53,000)           (50,000)
                                                            ------------       ------------
                                                             14,038,000         15,127,000
                                                            ------------       ------------
Income from  operations before provision
  for income taxes                                              261,000            902,000
Provision  for income taxes:
   Current                                                       50,000            110,000
   Deferred                                                                        (10,000)
                                                            ------------       ------------
                                                                 50,000            100,000
                                                            ------------       ------------
Net Income                                                     $211,000          $ 802,000
                                                            ============       ============
Earnings Per Common Share
  Basic Earnings Per Share                                        $0.15              $0.68
  Diluted  Earnings Per Share                                     $0.11              $0.34
                                                             ===========       ============

Weighted Average Number of Common Shares Outstanding          1,420,045          1,176,522

Weighted Average Number of Common and Potential Dilutive
   Common Shares Outstanding                                  2,145,202          2,372,654




See accompanying Notes to the Consolidated Financial Statements

                               FIRETECTOR INC. and
                                  SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                               STOCKHOLDERS EQUITY

                                                                YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                 TOTAL
                                             STOCKHOLDERS'                PREFERRED STOCK                         COMMON STOCK
                                                EQUITY               SHARES              AMOUNT             SHARES           AMOUNT
                                          ----------------        -----------          ---------            -----------    ---------

Balance at September 30, 1996                $3,435,000             675,000             $675,000            3,548,399        $4,000

Issuance of shares from exercise
  of options                                                                                                      200
Retirement of  Shares                          (327,000)                                                      (25,312)
Net Income                                      802,000
                                            ------------          -----------           ----------          ----------     ---------

Balance at September 30, 1997                $3,910,000             675,000             $675,000            3,523,287        $4,000

Issuance of shares from exercise
  of options                                   $552,000                                                     1,840,000         2,000
Debt restructuring                            ($675,000)           (675,000)            (675,000)
Retirement of  Shares                         ($552,000)                                                     (650,000)       (1,000)
Reverse stock split (1 for 3)                 $       0                                                    (3,142,190)       (3,000)
Net Income                                     $211,000
                                             -----------          -----------           ---------          -----------     ---------
Balance at September 30, 1998                $3,446,000                   0                    0            1,571,097         2,000
                                             ===========          ===========           =========          ===========     =========


         See accompanying Notes to the Consolidated Financial Statements

                              FIRETECTOR INC. and
                                  SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                               STOCKHOLDERS EQUITY
                                  (continued)

                                         YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                               CAPITAL                 RETAINED
                                               IN EXCESS              EARNINGS
                                               OF PAR                 (DEFICIT)
                                            ---------------         ------------
Balance at September 30, 1996                $5,484,000             ($2,728,000)

Issuance of shares from exercise
  of options
Retirement of  Shares                          (327,000)
Net Income                                                              802,000
                                            ------------            ------------

Balance at September 30, 1997                $5,157,000             ($1,926,000)

Issuance of shares from exercise
  of options                                    550,000
Debt restructuring
Retirement of  Shares                          (551,000)
Reverse stock split (1 for 3)                     3,000
Net Income                                                              211,000
                                             ------------            -----------
Balance at September 30, 1998                  5,159,000             (1,715,000)

                                             ============            ===========

                         FIRETECTOR INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended September 30,
                                                                          1998            1997
                                                                     -----------      ------------
OPERATING ACTIVITIES
Net income                                                             $211,000          $802,000
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization                                         225,000           246,000
  Provision for doubtful accounts                                       113,000            72,000
 Changes in operating assets and liabilities:
  Accounts receivable                                                (1,144,000)         (642,000)
  Inventories, prepaid expenses and other current assets                (44,000)          394,000
  Accounts receivable from affiliated companies                         493,000           (80,000)
  Other assets                                                          (13,000)          (25,000)
  Accounts payable and accrued expenses                                 395,000            57,000
  Unearned service revenue                                                6,000          (236,000)
  Due to affiliated companies                                          (509,000)           19,000
                                                                    ------------       -----------
NET CASH PROVIDED (USED IN) BY OPERATING ACTIVITIES                    (267,000)          607,000
                                                                    ------------       -----------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment                            (54,000)         (153,000)
                                                                    ------------       -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                 (54,000)         (153,000)
                                                                    ------------       -----------
FINANCING ACTIVITIES
  Borrowings under new revolving credit agreement                     1,748,000
  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations                (2,004,000)         (450,000)
  Proceeds from revolving line of credit,  notes payable and
    capital lease obligations                                           119,000            78,000
  Issuance of common stock in connection with exercise of options       552,000
  Repurchase of common stock                                           (552,000)
                                                                    ------------       ----------
NET CASH (USED IN)  FINANCING ACTIVITIES                               (137,000)        (372,000)
                                                                    ------------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (474,000)           82,000

Cash and cash equivalents at beginning of period                        579,000           497,000
                                                                     -----------       -----------
Cash and cash equivalents at end of period                             $105,000          $579,000
                                                                     ===========       ===========
SUPPLEMENTAL CASH  FLOW  INFORMATION:

Cash paid during the year for:
  Interest                                                              211,000           225,000
  Income tax                                                            159,000           106,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING  AND FINANCING ACTIVITIES:

During the years ended September 30, 1998 and 1997, the Company incurred capital lease obligations of $11,000 and $36,000 respectively, in connection with lease agreements to acquire equipment.

On December 1, 1996, the Company reacquired 8,437 shares of its common stock from an officer/director of the Company, with the total purchase amount of $327,000 paid through the issuance of a 4% seven year installment promissory note payable monthly commencing January 1, 1997.

The Company exchanged preferred stock and notes payable to Mirtronics by the issuance of $845,000 of new notes. (See Note 2 - Transactions with Related Parties).

See accompanying Notes to the Consolidated Financial Statements

                                      Firetector Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

                                             September 30, 1998


1. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 1998, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), General Sound (Texas) Company ("GenSound"), Pyrotech Service Inc. ("Pyrotech"), Comco Technologies Inc. ("COMCO", which began operating as a division of Casey during 1998), Systems Service Technology Corp. ("SST") and Amco Maintenance Corporation ("AMCO"). Significant intercompany items and transactions have been eliminated in consolidation. The Company is a subsidiary of Mirtronics, Inc. ("Mirtronics"), an Ontario publicly-held corporation.

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

                        Firetector Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



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

Other Assets

Other assets are comprised principally of the excess of cost over the fair value of the assets acquired, the costs associated with the acquisition of certain service contracts in the formation of Pyrotech, and selected assets and service contracts in the formation of SST. The excess of cost over the fair value of the assets acquired approximates $129,000 (net of accumulated amortization of $45,000) and relates principally to the 1990 acquisition of GenSound. This amount is being amortized over forty years under the straight line method. The acquisition cost of the service contracts ($191,000) was completely amortized on the straight line method over five years which commenced October 1, 1992. The acquisition costs of selected assets and service contracts ($201,000) are being amortized under the straight line method over periods of three to fifteen years which commenced April 1, 1994.

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

Earnings Per Share

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the quarter ended December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants and convertible notes and preferred stock. The computation for 1997 has been restated to conform to the requirements of SFAS No. 128. (See Note 10). The EPS and Weighted Average Shares Outstanding have been retroactively adjusted to give effect to a 1 for 3 reverse split of common stock that was effective in September 1998.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 86% of such outstanding receivables at September 30, 1998 are due from customers in New York.

                        Firetector Inc. and Subsidiaries

Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk (continued)

At September 30, 1998, the Company had approximately $160,000 based on checks that had not cleared the financial institutions that are subject to insured amount limitations. The Company does not require collateral to support financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", for stock options and similar equity instruments (collectively, "Options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issues to Employees", rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. (see Note 12).

2. Transactions with Related Parties

In consideration of collateral support for a previous credit facility for the Company and various loans over several years, the Company had granted to Mirtronics options to purchase the Company's Common Stock. Mirtronics had the right to acquire up to an aggregate of 613,333 shares of common stock at an exercise price of $.90 per share, a portion of which were held for the benefit of the Company's Chairman. These options were to expire on December 31, 1998 (See Note 12). In addition, the Company had previously entered into a Debt/Equity Agreement with Mirtronics, that provided for the retirement of debt and the issuance to Mirtronics of 225,000 shares of Preferred Stock, which could also be converted into 450,000 shares of common stock (675,000 and 1,350,000 respectively, before giving effect to the one for three reverse split).

In February 1998, the Company and Mirtronics reached an agreement to reorganize the options, convertible debt and preferred stock held by Mirtronics so as to reduce the potential dilution of these securities by 366,667 shares of common stock. Under this agreement, Firetector redeemed the $675,000 of Convertible Preferred Stock and $170,000 of convertible debt for an aggregate price of $845,000. These securities were convertible into 563,333 shares of common stock. In satisfaction thereof, Firetector issued a $620,000 Convertible Note with interest at 10% (payable upon demand and convertible into 413,333 shares of common stock at a conversion price of $1.50 per share until December 31, 2002), and a $225,000 Note (without a convertible feature), with interest at 10%, payable upon demand. The foregoing notes are limited as to repayment based upon covenant requirements and borrowing availability under the terms of the Company's Credit Facility. Also in connection with this reorganization, Mirtronics exercised 613,333 options for common stock for an aggregate consideration of $552,000 and Firetector simultaneously repurchased and retired 216,667 of the newly issued shares for $552,000.

In September 1998, the Company entered into a Debt Matching Agreement with Mirtronics whereby an aggregate of $508,619 due by Mirtronics to Firetector was applied to reduce the notes payable and interest due by Firetector to Mirtronics. As a consequence of this debt matching agreement, the $225,000 Non-Convertible note with interest of $13,870 was satisfied in full and the $620,000 Convertible Note with interest of $38,219 was reduced to a new balance of $392,973. In addition, the right to convert this note into 413,333 shares of common stock was surrendered in consideration for a new warrant to purchase 310,000 shares of common stock (the "1998 warrants"). These 1998 warrants are exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share.

                Firetector Inc. and Subsidiaries

2. Transactions with Related Parties (continued)

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Gentura Capital Corporation, an Ontario Corporation, ("GCC" formerly known as First Corporate Capital Inc.) options for 166,667 unregistered shares of the Company's common stock at $.90 per share through December 31, 1999. In July 1996, GCC exercised 33,334 of these options at $.90 per share. An officer of GCC is also a director of Mirtronics (See Note 12).

At the termination of employment of an officer/director of the Company (other than for cause), the officer was granted the right to cause the Company to repurchase up to 8,437 shares of common stock from the officer/director at a price of $38.88 per share by means of a seven year installment promissory note bearing interest of 4% per annum. On December 1, 1996 the officer exercised the option and, commencing January 1, 1997, the Company repurchased 8,437 shares at a price of $38.88 payable monthly over seven years at an interest rate of 4% per annum. In October 1991, the Company, as a provision of a new four-year employment agreement with the officer/director, granted options to purchase 2,917 shares of common stock at $1.00 per share exercisable through March 15, 2001.

3. Property, Plant and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:

                                                           September 30,
                                                               1998
                                                          --------------
   Machinery and equipment                                   $942,000
   Furniture and fixtures                                     126,000
   Equipment under capitalized leases                          48,000
   Leasehold improvements                                      42,000
                                                          -------------
                                                            1,158,000
   Less accumulated depreciation and amortization
                                                              812,000
                                                          ------------
                                                             $346,000
                                                         ==============

Annual   amortization  of  equipment  under  capital  leases  is  included  with depreciation and amortization expense.

Depreciation expense was $168,000 and $154,000 for the years ended September 30, 1998 and 1997, respectively.

4. Software Development Costs

Certain software development costs amounting to $184,000, principally incurred in connection with the development of certain of the Company's products, have been capitalized in prior years. These costs are being amortized, under the straight line method, over a five year period which commenced on April 1, 1993 when the related products were ready for general release. Amortization expense of approximately $19,000 and $37,000 for the years ended September 30, 1998 and 1997, respectively, has been included in cost of sales. Accumulated amortization was $181,000 at September 30, 1998.

                        Firetector Inc. and Subsidiaries

5. Long-Term Debt

In 1998, the Company entered into a new revolving credit facility with Citizens Business Credit Company of Boston, Mass (the "Credit Facility"). The new credit facility provides for a $3,000,000 revolving line of credit through June 2001 and carries an interest rate of prime plus 3/4% on outstanding balances (9.25% at September 30, 1998). The Credit facility limits capital expenditures to $250,000 in each year. At September 30, 1998 $1,748,000 was outstanding under this facility. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditure. The Company is also required to maintain certain financial ratios. At September 30, 1998, the Company was not in default of any of its financial covenants.

Annual maturities of Loans and Notes Payable are as follows:

                              Bank                     Other Notes
                              Loan                       Payable
                         -------------             -----------------

1999                                                   $463,000
2000                                                     54,000
2001                       1,748,000                     54,000
2002                                                     51,000
2003                                                     47,000
Thereafter                                               16,000
                         =============              =============
Total                      $1,748,000                  $685,000
                         =============              =============

For debt classified as current, it was assumed that the carrying amount approximated fair value for these instruments because of their short maturities. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amount of long-term debt approximates fair value.

At September 30, 1998, the notes payable to Mirtronics totaled $393,000. While these notes are payable on demand, they are subordinate to and subject to a payment restriction under the Company's Credit Facility with its bank. These notes are subordinate to and repayment was not permitted under the Company's previous loan agreement, therefore, they were previously classified as a non-current liability.

6. Leases

The Company leases certain office and warehouse space under noncancelable operating leases expiring at various times through 2004. The Company also leases certain office equipment and vehicles under noncancelable capital and operating leases expiring in various years through fiscal 2001.

The following is a schedule of future minimum payments, by year and in the aggregate, under non cancelable capital and operating leases with initial or remaining terms of one year or more at September 30, 1998:

                                     Capital Leases    Operating Leases
1999                                      38,000            260,000
2000                                      10,000            178,000
2001                                       2,000            119,000
2002                                                        112,000
2003                                                         88,000
Thereafter                                                   26,000
                                    ------------         ===========
Total minimum lease payments              50,000           $783,000
                                                         ===========
Less amount representing interest          8,000
                                    =============
 Present value of net minimum
  lease payments (including current
  portion of $33,000)                    $42,000
                                    =============

                Firetector Inc. and Subsidiaries

Rental   expense   amounted  to  $237,000   and  $237,000  for  1998  and  1997,
respectively.

7. Significant Customers

During fiscal 1998, no customer accounted for more than 10% of sales. In fiscal 1997, one customer accounted for approximately $1,900,000, or 12%, of revenues.


8. Income Taxes

During the year ended September 30, 1998 the Company recorded a tax provision of $50,000 compared to $100,000 for the year ended September 30, 1997. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate as follows:

                                                                          Year ended September 30,

                                                                           1998         1997
                                                                      ----------      ---------
Statutory federal income tax rate                                          34%           34%

Computed expected tax from income                                       $89,000       $306,000

Increase in taxes resulting from:
 State and local income taxes, net of Federal tax benefit                31,000         78,000

Alternative minimum tax                                                   7,000         19,000

Nondeductible expenses                                                    2,000          3,000

                                                                     -----------     ----------
Actual tax applicable to income                                         129,000        406,000

 Increase (decrease) in taxes resulting from:
  Reduction in valuation allowances to give effect to use of net
   operating loss carryforwards                                        (136,000)      (531,000)

Reduction of state tax benefit for future use of net operating losses
                                                                         57,000        225,000

                                                                     ----------      ----------
   Provision                                                            $50,000       $100,000

                                                                     ===========     ==========


The Company provided $25,000 and $6,000 for state and local franchise and capital taxes for the years ended September 30, 1998 and 1997, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has accumulated approximately $908,000 of net operating losses as at September 30, 1998 which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards between fiscal years 2008 to 2010.

The Company has recorded a deferred tax asset of approximately $374,000 at September 30, 1998 related principally to its net operating loss carryforwards. In 1999 the Company expects to realize all of the deferred tax asset, as a consequence the valuation allowance was decreased by $136,000 to zero during the year ended September 30, 1998. The expected realization is based on experiencing four consecutive years of profits. Management anticipates profitable operations to continue at a level that will result in the utilization of the entire deferred tax asset.

The following summarizes the operating tax loss carryforwards by year of expiration:

                        Expiration Date of Tax Loss Carryforward
           Amount

          $338,000              September 30, 2008
          $570,000              September 30, 2010



9.  Stock Split

On September 24, 1998, the Company effected a one for three reverse stock split of the outstanding shares of common stock of the Company. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

10. Earnings Per Share

Shown below is a table that presents for 1998 and 1997 the computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution. All earnings per share data, stock option data, and weighted shares outstanding have been restated to give effect to the Company's 1 for 3 reverse stock split that was effective in September 1998.

                                                           Year Ended
Basic EPS Computation                                1998              1997
---------------------                            ------------       ------------

  Net Income available to common
   shareholders                                    $211,000          $802,000
    Weighted average outstanding shares          1,420,045          1,176,522

  Basic EPS                                          $.15              $.68

Diluted EPS Computation
  Income available to common
    shareholders                                   $211,000          $802,000
  Impact of convertible notes                        26,000            10,000
  Diluted net income                               $237,000          $812,000

    Weighted-average shares                       1,420,045         1,176,522
       Plus:  Incremental shares from
               assumed conversions
       Non Employee Stock Options                   251,724           589,818
       Convertible preferred stock                  172,602           450,000
       Convertible debt                             254,795           112,000
         Employee Stock Options                      46,036            36,956
         Warrants*                                                      7,358
                                                 -----------        ----------
    Dilutive potential common shares                725,157         1,196,132
                                                 -----------        ----------
    Adjusted weighted-average shares              2,145,202         2,372,654
                                                 -----------        ----------
    Diluted EPS                                       $.11            $.34
                                                 ===========        ==========

*Warrants convertible into 33,334 and 16,667 shares were antidilutive in the years ending September 30, 1998 and 1997, respectively.


11. Other Matters

a. Product development costs charged to income approximated $128,000 and $113,000, for the years ended September 30, 1998 and 1997, respectively.

b.   Selling,   general  and  administrative  expenses  include  provisions  for doubtful accounts amounting to $113,000 and $87,000 for the years ended September 30, 1998 and 1997, respectively.


12. Employee Stock Options, Options, and Warrants

On April 30, 1997, the Company and its shareholders adopted a nonqualified stock option plan ("1997 Plan"), which expires September 30, 2002, except as to options then outstanding under the 1997 Plan. Under the 1997 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of its issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 1997 Plan are to be reduced by options outstanding under a 1990 nonqualified stock option plan (replaced by the 1997 Plan). Effective September 30, 1998, all outstanding employee stock options were reset to an exercise price of $1.00 per share.

The Company applies the instrinsic value base method of accounting for options issued to employees rather than the fair value based method of accounting. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and net income per share would be reduced to the pro forma amounts indicated below:

                                            1998                          1997
Net Income:
          As reported                       $211,000                   $802,000
          Pro forma                          211,000                    751,000

Earnings per common share:
          As reported                          $0.11                      $0.34
          Pro forma                             0.11                       0.32

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for both 1998 and 1997: dividend yield of zero; expected volatility of 92% and 81% and expected life of 4 years. The weighted average risk fee interest rates for 1998 and 1997 were 6.30% and 6.00%, respectively. The weighted average fair value of options granted during 1997, for which the exercise price equaled the market price on the grant dates, was $3.06. However, the option price for all employee stock options outstanding was reset to $1.00 effective September 30,1998.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employees' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managements' opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Transactions involving stock options are summarized as follows:

                                                               Weighted Average
                                                              Exercise Price of
                                Stock Options Outstanding    Options Outstanding
   Balance October 1, 1996             175,000                    $1.10
     Granted                            88,750                     1.02
     Exercised/Expired                  44,875                     1.13
   Balance September 30,1997           218,875                     1.06
     1 for 3 Reverse Stk Split        (145,917)                    3.18
   Balance September 30, 1998           72,958                     1.00

There  were  42,709  exercisable  options  at  September  30,  1998  and  23,325 exercisable options at September 30, 1997. These employee stock options are exercisable at a newly reset option price of $1.00 per share.

The following table summarizes information concerning currently outstanding and exercisable stock options.

                    Outstanding at       Weighted Average         Exercisable at
Exercise Price    September 30, 1998   Contractual Life       September 30, 1998
   $1.00               27,250              2.5 years                 27,250
     1.00              16,125              2.5 years                  8,063
     1.00               4,500              3.3 years                  1,125
     1.00              25,083              4.0 years                  6,271


Mirtronics is the largest shareholder of the Company. In 1994 and 1995, Mirtronics provided financial assistance to the Company by way of a Letter of Credit in support of the Company's Credit Facility, further advances to the Company, and an exchange of debt for equity. In connection with this financial assistance, the Company granted Mirtronics options to acquire common stock and issued Series 1 Preferred Stock in exchange for debt. In February 1998, the Company and Mirtronics agreed to restructure the options, convertible debt and preferred stock, and in September 1998, the Company and Mirtronics entered into a Debt Matching Agreement to offset obligations with each other and for Mirtronics to surrender the conversion option on 413,333 shares of common stock for a new warrant for 310,000 shares of common stock.
(See Note 2 - Transaction with Related Parties).

In February 1994, the Company issued options to purchase 166,667 unregistered shares of common stock at a $.90 per share to GCC in consideration of providing an income guaranty to support the Company's Credit Facility. 33,334 of these options were exercised in July 1996. (also see Note 2 "Transactions with Related Parties").

In May 1995, the Company granted Judson Enterprises, Ltd. 33,334 options to purchase common stock at a price of $3.00 per share in exchange for investment banking services. In April 1997, the Company entered into an agreement to exchange 16,667 of these options for 16,667 new options to purchase common stock at a price of $4.50. Based on calculations done in accordance with the requirements of SFAS 123, stock based compensation expense resulting from this transaction was immaterial.


12. Employee Stock Options, Options, and Warrants (continued)

Transactions involving non-employee stock options and warrants are summarized as follows:

                                                                Weighted Average
                                      Options and Warrants    Exercise Price of
                                           Outstanding       Options Outstanding
   Balance October 1, 1996                 2,377,500                 $ .33
     Granted                                  50,000                  1.50
     Exercised/Expired                       (50,000)                 1.00
   Balance September 30,1997               2,377,500                   .34
     Exercised/Expired                    (1,847,500)                  .30
     1 for 3 Reverse Stk Split              (353,333)                 1.30
     Effect of Debt Matching                 310,000                  1.02
   Balance September 30, 1998                486,667                 $1.17

All of these options were exercisable at the end of the periods indicated in the above schedule.

The following table summarizes information concerning currently outstanding and exercisable non-employee stock options and warrants.

                       Outstanding at      Weighted Average      Exercisable at
Exercise Price      September 30, 1998    Contractual Life    September 30, 1998
          $.90            143,333             .2 years              143,333
          3.00             16,667            2.5 years               16,667
          4.50             16,667            3.5 years               16,667
          1.02            310,000            5.3 years              310,000


13. Contingencies

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any material item exists that will affect the Company's business or financial condition.

14. Other

Approximately  39%  of  the  Company's   employees  are  covered  by  collective
bargaining agreements. The present contract will expire in July 1999.


14. Other (continued)

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. In 1998 there was no profit sharing contribution and in 1997 a contribution of $22,500 was charged to expense .

15. Fair Value of Financial Instruments

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

For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

16.  Authoritative Pronouncements

In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information".

Both are effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt both statements on October 1, 1998. Adoption is not expected to have a material impact on financial position and results of operations.

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining its preferred format.

The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

The FASB has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedging may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No, 133.
Earlier application of all of the provisions of SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company will evaluate the new standard to determine any required new disclosures or accounting.