Form 10KSB/A
period 1998-09-30
FIRETECTOR INC
filed 1999-01-29
CIK 823130

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

Issuer's telephone number, including area code:  (516) 433-4700

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

     As of January 15, 1998, the Registrant had 1,571,000 shares of Common Stock outstanding.

     Documents Incorporated by Reference: None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

                                                           DATE SERVICE
    NAME            AGE             OFFICE                 COMMENCED

Daniel S. Tamkin     39             Chairman, Chief        October 1990
                                    Executive Officer,
                                    General Counsel,
                                    Director, and
                                    Audit Committee

Joseph Vitale        52             President, Chief       May 1994
                                    Operating Officer
                                    and Director

John A. Poserina     58             Treasurer, Vice        January 1997
                                    President, Chief
                                    Financial Officer,
                                    Secretary and
                                    Director

Dennis P. McConnell  45             Director and           January 1997
                                    Audit Committee

Henry Schnurbach     45             Director and           October 1988
                                    Audit Committee


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

     Mr. Vitale has been President of the Company since March 15, 1996. Mr. Vitale has been active in the fire/communications industry with Casey Systems Inc. ("Casey") since 1982. Mr. Vitale has been President of Casey since 1993 and has held the positions of Director of Engineering, Vice President - Engineering and Executive Vice President. Mr. Vitale holds a Bachelor of Science degree in Engineering from C.W. Post College and a Master of Science degree in Electrical Engineering from New York University.

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

     Mr. McConnell is a partner at Dolgenos Newman & Cronin LLP, counsel to the Company. Prior to Dolgenos Newman & Cronin, he was associated with Varet & Fink P.C. from 1989 to March 1993. Mr. McConnell has a J.D. degree from New York Law School.

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

     Directors hold office for a period of one year from the Annual Meeting of Stockholders at which they are elected or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and hold office at the will of the Board. There is no nominating, or compensation committee of the Board of Directors nor is there any committee performing similar functions.

     The Registrant is not aware of any Section 16(a) filing deficiences. In making these statements, the Company has relied on the written representations of its directors and officers and copies of the reports that they and 10% holders have filed with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to compensation paid or accrued by the Company for services rendered to it for each of the three fiscal years ended September 30, 1998, as to Daniel S. Tamkin, the Company's present Chief Executive Officer, Joseph Vitale, the Company's President and Chief Operating Officer, and John A. Poserina, the Company's Chief Financial Officer and Secretary; none of the Company's other Executive Officers had aggregate remuneration in excess of $100,000.


             [The remainder of this page intentionally left blank.]

                       SUMMARY COMPENSATION TABLE


                                                              LONG
                    ANNUAL COMPENSATION                 TERM COMPENSATION
                                                                   All Other
Year      Salary ($)       Bonus($)     Other($)      Option/SAR Compensation
- -----------------------------------------------------------------------------
Daniel S. Tamkin
1998      $70,000            --          6,600
1997      $65,000            --          6,300           (1)          --
1996      $69,000            --           --                          --

Joseph Vitale
1998      $98,000            -           6,200                        --
1997      $90,000          15,000        6,000           (2)          --

John A. Poserina
1998     $113,000                        6,600                        --
1997     $ 92,000          15,000        6,300           (3)          --
------

(1) Options to purchase 1,667 shares of Common Stock, at a price of $1.00 per share, were issued to Mr. Tamkin in August, 1997.

(2) Options to purchase 4,167 shares of Common Stock, at a price of $1.00 per share, were issued to Mr. Vitale in August, 1997, and options to purchase 3,792 shares of Common Stock, at a price of $1.00 per share, were issued to him in 1996.

(3) Options to purchase 9,167 shares of Common Stock, at a price of $1.00 per share, were issued to Mr. Poserina in 1997.

The above stock option information reflects the effect of a one for three (1:3) reverse split of the Common Stock effected in September 1998 and the repricing of the exercise price to $1.00 per share.
-----------

     In December 1995, the Board of Directors voted to institute a 401(k) plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision based on a determination of the Board of Directors. During fiscal 1997, the Board of Directors approved a payment totaling $22,500 for participants of the union and non-union 401(k) plans. There was no payment approved for these plans for fiscal 1998.

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

     The Company currently has issued and outstanding options to purchase 72,958 shares of Common Stock at an exercise price of $1.00 per share, to certain of its officers, Directors and employees. See Item 11, "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's outstanding Common Stock at January 15, 1999 of (i) each beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's Directors, and (iii) all Officers and Directors of the Company as a group.

          Common Stock Beneficially Owned At January 15, 1999

                                     Number of Shares     Percent of Shares
                                     --------------------------------------
Mirtronics Inc.(1)                          993,211              46.6%
Gentera Capital Corporation(2)              166,667               7.8%
Daniel S. Tamkin (3)                        122,733               5.8%
Joseph Vitale (4, 5)                         12,125                nil
Henry Schnurbach (2, 5)                       3,667                nil
John A. Poserina (4, 5)                       9,167                nil
Dennis P. McConnell (5, 6)                    1,667                nil
All Executive Officers and
Directors as a Group (5 Persons)            149,359               7.0%
----------
     (1) Includes 310,000 shares of Common Stock issuable upon conversion of debt owed to Mirtronics and convertible into shares of Common Stock. See ITEM 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Address is 106 Avenue Road, Toronto, Ontario.

   (2) Includes 133,333 shares of Common Stock issuable upon exercise of presently exercisable options. Address is 106 Avenue Road, Toronto, Ontario.

   (3) Includes 102,733 shares of Common Stock issuable upon exercise of presently exercisable options. Address is 96 Spring Street, New York, NY.

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

         In September 1998, the Company entered into a Debt Matching Agreement with Mirtronics whereby an aggregate of $508,619 due by Mirtronics to Firetector was applied to reduce the notes payable and interest due by Firetector to Mirtronics. As a consequence of this debt matching agreement, the $225,000 Non-Convertible note with interest of $13,870 was satisfied in full and the $620,000 Convertible Note with interest of $38,219 was reduced to a new balance of $392,973. In addition, the right to convert this note into 413,333 shares of common stock was surrendered in consideration for a new warrant to purchase 310,000 shares of common stock (the "1998 warrants"). These 1998 warrants were exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share.

         In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Genterra Capital Corporation, an Ontario Corporation, ("GCC", formerly known as First Corporate Capital Inc.) options for 166,667 unregistered shares of the Company's common stock at $.90 per share through December 31, 1999. In July 1996, GCC exercised 33,334 of these options at $.90 per share. An officer of GCC is also a director of Mirtronics.

         In 1985, Casey entered into a royalty agreement with Joseph Vitale, prior to his becoming the President and Chief Operating Officer of the Company. The agreement pays Mr. Vitale a royalty on certain systems marketed and serviced by Casey. In fiscal year ended September 30, 1998, Casey paid $86,108 pursuant to the terms of the agreement.

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

                              FIRETECTOR INC.
                              (Registrant)

                              By: /s/ JOHN A. POSERINA
                                  -----------------------
                                  John A. Poserina,
                                  Chief Financial Officer, Secretary
                                  and Director

Dated: January 29, 1999