Form 10QSB
period 1998-12-31
FIRETECTOR INC
filed 1999-02-10
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       December 31, 1998

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 1998, 1,571,097 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                                      INDEX

                                                                            Page
Part I - Financial Information (unaudited)

         Item 1.  Financial Statements.

          Consolidated Balance Sheet as at December 31, 1998                   4

          Consolidated Statements of Operations for the Three Month            6
            Periods Ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the Three                  7
            Month Periods Ended December 31, 1998 and 1997


          Notes to Consolidated Financial Statements                           8

         Item 2.  Management's Discussion and Analysis of Financial           11
                  Condition and Results of Operations

Part II - Other Information

         Item 1.    Legal Proceedings.                                        13

         Item 2.    Changes in Securities.                                    13

         Item 3.    Defaults Upon Senior Securities.                          13

         Item 4.    Submission of Matters to a Vote of Security.              13
                     Holders.

         Item 5.    Other Information.                                        13

         Item 6.    Exhibits and Reports on Form 8-K                          13

         Signatures                                                           14

                         Part I - FINANCIAL INFORMATION

                  Beginning on the following page is the financial information required to be filed as part of Part I of this Report.

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited


                                                 December 31,
                                                    1998
                                              ----------------
ASSETS
Current assets:
  Cash and cash equivalents                    $     18,785
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $208,441                4,584,296
  Inventories                                     2,113,580
  Deferred taxes                                    168,000
  Prepaid expenses and other current assets         156,805
                                                -------------
TOTAL CURRENT ASSETS                              7,041,466
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $856,347                           318,958
Software Development Costs, net                       2,322
Other Assets                                        268,958
Deferred Taxes                                      171,000
                                               -------------
Total assets                                     $7,802,704
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                      December 31,
                                                         1998
                                                   ------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to Mirtronics                           $  402,797
  Notes payable-principally to affiliate                   63,139
  Accounts payable and accrued expenses                 1,702,964
  Unearned service revenue                                275,911
  Current portion of capital lease obligations             24,797
                                                      ------------
TOTAL CURRENT LIABILITIES                               2,469,608

  Note payable to bank                                  1,566,378
  Other notes payable,  less current portion              208,393
  Capital lease  obligations,  less current portion        12,351
                                                      ------------
TOTAL LIABILITIES                                       4,256,730
                                                      ------------


STOCKHOLDERS' EQUITY:
  Convertible preferred stock, 2,000,000
    shares authorized - none issued
    and outstanding
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    1,571,097 shares                                        1,571
  Capital in excess of par                              5,158,624
  Deficit                                              (1,614,221)
                                                      -----------
TOTAL STOCKHOLDERS' EQUITY                              3,545,974
                                                      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $7,802,704
                                                      ===========


See accompanying Notes to the Consolidated Financial Statements.

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)


                           For The Three Months Ended
                                  December 31,
                                    1998 1997
                                        -----------      ----------
Net sales                               $2,559,069       $1,719,812
Service revenues                         1,001,247        1,127,541
                                        -----------      ----------
Total revenues                           3,560,316        2,847,353
                                        -----------      ----------

Cost of sales                            1,614,488        1,109,366
Cost of service                            675,477          669,276
Selling, general and administrative      1,016,790          961,319
Interest expense                            51,271           55,239
Depreciation and amortization expense       51,804           52,076
Other (income) net                                          (10,055)
                                        -----------       ----------
                                         3,409,830        2,837,221
                                        -----------       ----------
Income from operations before
 provision for income taxes                150,486           10,132

Provision for income taxes:
 Current                                    15,000            4,000
 Deferred                                   35,000
                                         ----------       ----------
                                            50,000            4,000
                                         ----------       ----------
Net income                               $ 100,486       $    6,132
                                         =========        ==========

Earnings per common share
  Basic earnings per share                $   0.06       $      nil
  Diluted earnings per share              $   0.06       $      nil
                                         =========        ==========
Weighted average number of common
  shares outstanding                      1,571,097       1,176,522

Weighted average number of common
  and potential dilutive
  common shares outstanding               1,913,790       2,224,803



See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                                For The Three Months Ended
                                                      December 31,
                                                    1998          1997
                                                 ---------     ---------
OPERATING ACTIVITIES
Net income                                       $100,486      $  6,132
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    51,804        60,885
  Provision for doubtful accounts                  18,000        18,000
Changes in operating assets and liabilities:
  Accounts receivable                             266,146       (79,101)
  Inventories, prepaid expenses and other
   current assets                                (243,026)       19,723
  Accounts receivable from affiliated
   companies                                                    (28,394)
  Other assets                                     37,823        45,735
  Accounts payable and accrued expenses           (34,935)     (155,968)
  Unearned service revenue                        (67,024)       25,206
  Due to affiliated companies                                     1,751
                                                 ---------     ---------
NET CASH PROVIDED (USED IN) BY OPERATING
  ACTIVITIES                                      129,274       (86,031)
                                                 ---------     ---------
INVESTING ACTIVITIES
 Purchases of property and equipment              (17,995)      (13,552)
                                                 ---------     ---------
NET CASH (USED IN) INVESTING ACTIVITIES           (17,995)      (13,552)
                                                 ---------     ---------
FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations                  (207,228)      (43,604)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                                 9,824         1,841
                                                 ---------     ---------
NET CASH (USED IN)FINANCING ACTIVITIES           (197,404)      (41,763)
                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                (86,125)     (141,346)
Cash and cash equivalents at beginning
  of period                                       104,914       579,052
                                                 ---------     ---------
Cash and cash equivalents at end of period       $ 18,789      $437,706
                                                 =========     =========


See accompanying Notes to the Consolidated Financial Statements.

                        FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1998.


2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving credit facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit for the three year period ending June 2001. The Credit Facility provides for interest at prime rate plus 3/4% on outstanding balances. At December 31, 1998 $1,556,378 was outstanding under this facility. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics Inc., the Company's largest stockholder ("Mirtronics"),

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At December 31, 1998, the Company was not in default of any of its covenants.


     4.       NOTE PAYABLE TO MIRTRONICS

At December 31, 1998, the note payable to Mirtronics totaled $402,797. The note may be converted into 310,000 shares of the Company's common stock at $1.02 per share until December 31, 2003. While this note is payable on demand, they are subordinate to and subject to a payment restriction under the Company's Credit Facility with it's bank.

                        FIRETECTOR INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)

5. TRANSACTIONS WITH RELATED PARTIES

In consideration of collateral support for a previous credit facility for the Company and various loans over several years, the Company had granted to Mirtronics options to purchase the Company's Common Stock. Mirtronics had the right to acquire up to an aggregate of 613,333 shares of common stock at an exercise price of $.90 per share, a portion of which were held for the benefit of the Company's Chairman. These options were to expire on December 31, 1998 (See Note 12). In addition, the Company had previously entered into a Debt/Equity Agreement with Mirtronics, that provided for the retirement of debt and the issuance to Mirtronics of $675,000 of Preferred Stock, which could also be converted into 450,000 shares of common stock.

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

In September 1998, the Company entered into a Debt Matching Agreement with Mirtronics whereby an aggregate of $508,619 due to Firetector by Mirtronics was applied to reduce the notes payable and interest due by Firetector to Mirtronics. As a consequence of this debt matching agreement, the $225,000 Non-Convertible note with interest of $13,870 was satisfied in full and the $620,000 Convertible Note with interest of $38,219 was reduced to a new balance of $392,973. In addition, the right to convert this note into 413,333 shares of common stock was surrendered in consideration for a new warrant to purchase 310,000 shares of common stock (the "1998 warrants"). These 1998 warrants are exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share.

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Genterra Capital Corporation, an Ontario Corporation, ("GCC" formerly known as First Corporate Capital Inc.) options for 166,667 unregistered shares of the Company's common stock at $.90 per share through December 31, 1999. In July 1996, GCC exercised 33,334 of these options at $.90 per share. An officer of GCC is also a director of Mirtronics.

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

                        FIRETECTOR INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 1998

                                   (UNAUDITED)
6.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants and convertible notes and preferred stock. The computation for the three months ending December 31, 1997 has been restated to conform to the requirements of SFAS N0. 128. Shown below is a table that sets forth the respective calculations for basic and diluted EPS:


                                         For the Three Months ended December 31,
 Basic EPS Computation                                 1998               1997
                                                       ----               ----
  Net Income available to common shareholders       $100,486           $6,132
  Weighted average outstanding shares              1,571,097        1,176,522

  Basic EPS                                             $.06          $.nil
                                                       =====          ======

Diluted EPS Computation                  For the Three Months ended December 31,

                                                       1998             1997
                                                       ----             ----
  Income available to common stockholders
    and assumed  conversions                        $107,363           $6,132
                                                    --------           ------

  Weighted-average shares                          1,571,097        1,176,522
                                                   ---------       ----------
  Plus:  Incremental shares from assumed
            conversions
         Non Employee Stock Option                    26,061          520,208
         Convertible preferred stock                                  450,000
         Convertible debt                            310,000           78,073
         Employee Stock Options*                       6,633

          Warrants*                                _________      ___________
        Dilutive potential common shares             342,694        1,048,281
                                                     -------        ---------
  Adjusted weighted-average shares                 1,913,790        2,224,803

  Diluted EPS                                           $.06             $nil
                                                   =========      ============

*Warrants and employee stock options convertible into 33,334 and 106,292 shares were antidilutive for the three month periods ended December 31, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)


Liquidity and Capital Resources

In June 1998, the Company signed a three-year revolving credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility"). The Credit Facility provides for a $3,000,000 revolving line of credit for a three year period through June, 2001. The Credit Facility provides for interest at prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At December 31, 1998, the Company was not in default with any of its financial covenants.

Initial proceeds from the Credit Facility amounting to $1,716,415 were used to pay off principal and interest due on the Company's previous loan agreement with another bank. The Company owed $1,566,378 under the credit facility at December 31, 1998.

Net cash provided by operations for the three months ended December 31, 1998 amounted to $129,274 as compared to cash being used by operations of $86,031 for the comparable prior year period. The primary reason for the improved cash flow from operations was the increase in income from operations.

The ratio of the Company's current assets to current liabilities increased to approximately 2.85 to 1 at December 31, 1998 from 2.09 to 1 at December 31, 1997 due to the non-current classification of the Credit Facility.

Results of Operations

The Company's product revenues during the three months ended December 31, 1998 were $2,559,069 as compared to $1,719,812 for the comparable prior year period. This represents a 49% increase in product revenues resulting from certain large NYC projects where the Company acts as prime contractor, increased sales from an audio project, and increased business in the Dallas market area. A portion ($263,000) of the product revenue increase was derived from work that was completed by subcontractors for the Company and involves lower than normal gross margin.

Service revenues decreased 10% during the current three month period to $1,001,247 from $1,127,541 in the comparable prior year period. The decrease reflects lower call-in maintenance service on fire systems, reduced pricing due to competition and from the fact that personnel were diverted to certain critical installation projects.

Gross profit on product revenues for the three months ended December 31, 1998 increased 55% to $944,581 as compared to $610,446 in the comparable prior year period. This increase is due to the 49% increase in product revenues noted above and the resulting overhead absorption.

2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)

Gross profit on service revenues for the three months ended December 31, 1998 declined to 32% as compared with 41% for the comparable 1997 period. This decline is attributed to decreased revenues on essentially fixed overhead cost structure.

Income from operating activities for the three month period ended December 31, 1997 increased to $150,486 as compared to operating income of $10,132 for the comparable 1997 period. This increase in operating income is primarily attributed to the 49% increase in product revenues. This contribution to operating income was mitigated to some extent by increased selling, general and administrative expenses. During the last twelve months, the Company has intensified its marketing efforts and expanded its product territory. As a result the Company has experienced an improvement in new order bookings, as noted below. During the 1997 period, other income represents interest on notes receivable from Mirtronics. These obligations where extinguished in September 1998 through a Debt Matching agreement that reduced a like amount of notes payable due to Mirtronics.

The Company had a deferred income tax provision in 1998 which reflects the reduction of the deferred tax asset due to utilization of that portion of its net operating loss that was recorded in prior years. The deferred tax provision will not require the outlay of cash as the Company has a net operating loss for tax purposes of approximately $730,000 at December 31, 1998. The Company's current income tax provision represents state and local taxes and the alternative minimum tax for federal income purposes.

The Company order position, excluding service, at December 31, 1998 amounted to $9,300,000 as compared to $9,600,000 at September 30, 1998 and $5,100,000 at
December 31, 1997. The higher level of order position during the last two quarters reflects in part the Company's recent intensified marketing efforts. The higher order position reflects the receipt of significant new orders from several major subway complexes, an auction house and a museum. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues.

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


          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: February 10, 1999            /S/JOHN A. POSERINA
                                  -----------------------------
                                  John A. Poserina, Chief Financial Officer, and Secretary