Form 10QSB
period 1999-03-31
FIRETECTOR INC
filed 1999-05-17
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1999

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12 1999, 1,571,097 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                                      INDEX

                                                                            Page
Part I - Financial Information (unaudited)

  Item 1.  Financial Statements.

           Consolidated Balance Sheet as at March 31, 1999                    3

           Consolidated Statement of Operations for the Three Month           4
            Period Ended March 31, 1999

           Consolidated Statements of Income for the Six Month                5
            Period Ended March 31, 1999

           Consolidated Statements of Cash Flows for the Six                  6
             Month Periods Ended March 31, 1999 and 1998

           Notes to Consolidated Financial Statements                         7

  Item 2.  Management's Discussion and Analysis of Financial                  11
            Condition and Results of Operations

Part II - Other Information

  Item 1.           Legal Proceedings.                                        14

  Item 2.           Changes in Securities.                                    14

  Item 3.           Defaults Upon Senior Securities.                          14

  Item 4.           Submission of Matters to a Vote of Security               14
                     Holders.

  Item 5.           Other Information.                                        14

  Item 6.           Exhibits and Reports on Form 8-K                          14

  Signatures                                                                  15

                     Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet
                               Unaudited

                                                   March 31,
                                                    1999
                                              ----------------
ASSETS
Current assets:
  Cash and cash equivalents                    $     26,744
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $226,441                4,800,179
  Inventories                                     2,439,954
  Deferred taxes                                    168,000
  Prepaid expenses and other current assets         250,473
                                                -------------
Total current assets                              7,685,350
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $901,689                           312,418
Software Development Costs, net                       1,935
Other Assets                                        266,241
Deferred Taxes                                      154,000
                                               -------------
Total assets                                     $8,419,944
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited


                                                     March 31,
                                                       1999
                                               ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to Mirtronics                       $  412,867
  Notes payable-principally to affiliate               58,385
  Accounts payable and accrued expenses             2,125,725
  Unearned service revenue                            317,729
  Current portion of capital lease obligations         26,361
                                                ---------------
Total current liabilities                           2,941,067

Note payable to bank                                1,625,307
Other notes payable, less current portion             191,041
Capital lease obligations, less current portion        25,707
                                                 --------------
Total liabilities                                   4,783,122
                                                 --------------


Stockholders' equity:
  Convertible preferred stock, 2,000,000
   shares authorized - none issued and outstanding
  Common stock, 25,000,000 shares authorized,
    $.001 par value; issued and outstanding
    1,571,097 shares                                    1,571
  Capital in excess of par                          5,158,624
  Deficit                                          (1,523,373)
                                                   -----------
Total stockholders' equity                          3,636,822
                                                   -----------
Total liabilities and stockholders' equity         $8,419,944
                                                   ===========

See accompanying Notes to the Consolidated Financial Statements.

                  Firetector Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)


                                      For The Three Months Ended
                                               March 31,
                                            1999        1998
                                         ----------  ----------
Net sales                                $3,016,458  $2,376,370
Service revenues                          1,092,632   1,053,569
                                         ----------  ----------
Total revenues                            4,109,090   3,429,939
                                         ----------  ----------

Cost of sales                             2,075,226   1,475,248
Cost of service                             722,476     697,716
Selling, general and administrative       1,083,234   1,052,148
Interest expense                             54,676      56,225
Depreciation and amortization expense        52,586      52,816
Other (income) net                                      (10,278)
                                         ----------  ----------
                                          3,988,198   3,323,875
                                         ----------  ----------
Income from operations before
 provision for income taxes                 120,892     106,064


Provision for income taxes:
 Current                                     13,000       6,000
 Deferred                                    17,000
                                         ----------  ----------
                                             30,000       6,000
                                         ----------  ----------

Net income                                   90,892    $100,064
                                         ==========  ==========
Earnings per common share
 Basic earnings per share                     $.06         $.07
 Diluted earnings per share                   $.05         $.05
                                        ============   ==========
Weighted average number of common
 shares outstanding                       1,571,097    1,372,762

Weighted average number of common
 and potential dilutive common
 shares outstanding                       1,695,715    2,164,758


See accompanying Notes to the Consolidated Financial Statements.

                   Firetector Inc. and Subsidiaries
            Consolidated Statements of Operations (Unaudited)

                                         For the Six Months Ended
                                                 March 31,
                                           1999            1998
                                         -----------   ----------
Net sales                                $5,575,527    $4,096,182
Service revenues                          2,093,879     2,181,110
                                         -----------   ----------
Total revenues                            7,669,406     6,277,292
                                         -----------   ----------
Cost of sales                             3,689,714     2,584,614
Cost of service                           1,397,953     1,366,992
Selling, general and administrative       2,100,049     2,013,468
Interest expense                            105,972       111,464
Depreciation and amortization expense       104,390       104,893
Other (income) net                                        (20,333)
                                         -----------   ----------
                                          7,398,078     6,161,098
                                         -----------   ----------

Income from operations before
 provision for income taxes                 271,328       116,194


Provision for income taxes:
 Current                                     28,000        10,000
 Deferred                                    52,000
                                         -----------   ----------
                                             80,000        10,000
                                         -----------   ----------

                                         -----------   ----------
Net income                                 $191,328    $  106,194
                                         ===========   ==========

Earnings per common share
 Basic earnings per share                     $.12           $.08
 Diluted earnings per share                   $.11           $.05
                                        ============   ==========
Weighted average number of common
 shares outstanding                      1,571,097      1,273,596

Weighted average number of common
 and potential dilutive common
 shares outstanding                      1,665,590      2,180,334


See accompanying Notes to the Consolidated Financial Statements.

                Firetector Inc. and Subsidiaries
               Consolidated Statements of Cash Flows (Unaudited)

                                            For The Six Months Ended
                                                    March 31,
                                                 1999        1998
                                            -----------   ---------
OPERATING ACTIVITIES
Net income                                     $191,328   $106,194
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                 104,390    123,285
  Provision for doubtful accounts                36,000     36,000
Changes in operating assets and liabilities:
  Accounts receivable                            32,263    (16,403)
  Inventories, prepaid expenses and other
   current assets                              (663,068)   (72,602)
  Other assets                                   50,683       (785)
  Accounts payable and accrued expenses         387,826   (134,581)
  Unearned service revenue                      (25,206)   (58,648)
  Accounts receivable from affiliated
   companies                                               (21,819)
  Due to affiliated companies                                3,547
                                              ---------   ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          114,216    (35,812)

INVESTING ACTIVITIES
 Purchases of property and equipment            (33,276)   (20,213)
                                              ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES           (33,276)   (20,213)

FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations                (179,004)   (84,875)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                                          3,849
 Due to affiliated company                       19,894     (1,969)
 Issuance of common stock in connection with
  exercise of option                                       552,000
 Repurchase of common stock                               (552,000)
                                              ----------   --------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                          (159,110)   (82,995)
                                              ----------   --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                              (78,170)  (139,020)
Cash and cash equivalents at beginning
  of period                                     104,914    579,052
                                              ----------   --------
Cash and cash equivalents at end of period       26,744   $440,032
                                              ==========  =========
Supplemental Cash Flow Information:

Cash paid during the year for:
 Income taxes                                   $66,924   $145,594
 Interest                                        86,105    105,937


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 1999, the Company incurred capital lease obligations of $23,520 for the acquisition of equipment. There were no capital lease obligations incurred in the six month period ended march 31, 1998.


See accompanying Notes to the Consolidated Financial Statements.

             FIRETECTOR INC. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             SIX MONTHS ENDED MARCH  31, 1999
                       (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1998.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit for the three year period ending June 2001. The Credit Facility provides for interest at prime rate plus 3/4% on outstanding balances. At March 31, 1999 $1,625,307 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics Inc., the Company's largest stockholder "Mirtronics"),

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At March 31, 1999, the Company was not in default of any of its covenants.

4. NOTES PAYABLE TO MIRTRONICS

At March 31, 1999, the note payable to Mirtronics  totaled $412,867.  While this note is payable on demand, it is subordinate to and subject to a payment restriction under the Company's Credit Facility with it's bank. Also see Note 5
- Transactions with Related Parties.

FIRETECTOR INC. AND SUBSIDIARIES

SIX MONTHS ENDED MARCH 31, 1999

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

FIRETECTOR INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued

SIX MONTHS ENDED MARCH 31, 1999

(UNAUDITED)

6.  EARNINGS PER SHARE
The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants and convertible notes and preferred stock. The computation for the three and six months ending March 31, 1998 has been restated to conform to the requirements of SFAS N0. 128. Shown below is a table that sets forth the respective calculations for basic and diluted EPS:


                                  Three Months ended March 31,       Six Months ended March 31,
Basic EPS Computation                 1998          1997                 1998           1997
                                      ----------------------         -----------------------
  to common
  shareholders                     $ 90,892       $100,064            $191,328       $106,194
 Weighted average
  outstanding                     1,571,097      1,372,762           1,571,097      1,273,596
 Basic                                 $.06           $.07                $.12           $.08
                                       ----           ====                ====           ====


                                  Three Months ended March 31,       Six Months ended March 31,
Diluted EPS Computation              1998        1997                   1998           1997
                                     -----------------------         ----------------------
 Income available to common
  shareholders                     $ 90,892       $100,064            $191,328       $106,194
 Impact of convertible notes                        12,400                              6,200
                                   --------       --------            --------       --------
Diluted net income                 $ 90,892       $112,464            $191,328       $112,394
                                   --------       --------            --------       --------

Weighted-average shares           1,571,097      1,372,762           1,571,097      1,273,596
                                  ---------      ---------           ---------      ---------
 Plus Incremental shares from
  assumed conversions
 Non Employee Stock Options          43,334        326,524              35,833        427,035
Convertible debt                                   413,333                            413,333
Employee Stock Options               16,400         50,716              12,160         49,270
Warrants*                            64,884          1,423              46,500            433
                                     ------          -----              ------            ---
Dilutive potential
 common shares                      124,618        791,996              94,493        890,071
                                    -------        -------             -------       --------
Adjusted weighted-average
 shares                            1,695,715     2,164,758           1,665,590      2,163,667

Diluted EPS                            $.05           $.05                $.11           $.05


*Warrants convertible into 33,334 shares were antidilutive in both 1999 periods. Warrants convertible into 16,667 shares were antidilutive in both 1998 periods.

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

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At March 31, 1999, the Company was not in default with any of its financial covenants.

Initial proceeds from the Credit Facility amounting to $1,716,415 were used to pay off principal and interest due on the Company's previous loan agreement with another bank. The Company owed $1,625,307 under the Credit Facility at March 31, 1999.

Net cash provided by operations for the six months ended March 31, 1999 amounted to $114,216 as compared to cash being used by operations of $35,812 for the comparable prior year period. The primary reason for the improved cash flow from operations was the increase in income from operations. However, inventories increased $538,000 since September 30, 1998 and represent purchases of materials for projects to be shipped over the next three to six months. This increase was funded in part by a $387,000 increase in accounts payable and accrued expenses.

The ratio of the Company's current assets to current liabilities increased to approximately 2.61 to 1 at March 31, 1999 from 2.15 to 1 at March 31, 1998 due to the non-current classification of the Credit Facility.


Results of Operations

The Company's product revenues during the three and six months ended March 31, 1999 increased to $3,016,458 and $5,575,527 as compared to $2,376,370 and
$4,096,182 for the comparable prior year periods representing a 27% increase and a 37% increase for the respective periods. These product revenue increases resulted from delivery to certain large NYC commercial and transit projects where the Company acts as prime contractor and/or resells equipment manufactured by a third party vendor. These projects included several audio/visual projects at an auction house and a museum, shipments of a life safety system to a major entertainment company and communication equipment at a subway complex. A portion of these projects amounting to $509,000 during the 1999 quarter and $782,000 during the 1999 six month period were completed by subcontractors for the Company and/or included purchases from a third party vendor for resale; both of which involved limited gross margin for the Company.

Service revenues during the same three and six month periods of 1999 were $1,092,632 and $2,093,879 as compared to $1,053,569 and $2,181,110, respectively, for the comparable prior year periods. The increase in the current year quarter reflects higher call-in service on fire systems. However, this increase in call-in service revenue was not enough to offset the lower than normal call-in service revenue experienced during the first quarter of fiscal 1999. Competition for new product revenues and retention of existing service contracts continues to remain high in New York.

Gross profit percentage on product revenues for the three and six month periods ended March 31, 1999 was 31% and 34%, respectively, was compared with 38% and 37%, respectively, for comparable 1998 periods. The lower gross profit percentage on products revenues for the three and six months ended March 31, 1999 relates primarily to a different product mix compared to the 1998 periods as discussed above.

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)(continued)


Gross profit percentage on service revenues for the three and six months periods ended March 31, 1999 was 34% and 33% respectively, as compared with 34% and 37%, respectively, for the comparable 1998 period. The lower gross profit percentage on service revenues for the six months ended March 31, 1999 is due to the decrease in call-in service on essentially a fixed overhead structure.

Income from operating activities for the three and six month periods ended March 31, 1999 was $120,892 and $271,328, respectively as compared with income from operations of $106,064 and $116,194 for the comparable 1998 periods. This increase in operating income is primarily attributed to the increase in product revenues and related gross margin, during the three and six month periods of 1999 as compared with comparable periods in 1998. However, this contribution to operating income was mitigated to some extent by increased selling, general and administrative expenses. During the past fifteen months, the Company has intensified its marketing efforts and expanded its product territory. While this effort has offset certain other savings in selling, general and administrative cost, the Company has experienced higher revenue and an improvement in new order bookings and quotation activity (see new order information below). The new marketing and support structure that is in place can support a higher level of shipments. During the 1998 periods, other income represents interest on notes receivable from Mirtronics. These obligations where extinguished in September 1998 through a Debt Matching agreement that reduced a like amount of notes payable due to Mirtronics.

The Company had a deferred income tax provision in 1999 which reflects the reduction of the deferred tax asset due to utilization of that portion of its net operating loss that was recorded in prior years. The deferred tax provision will not require the outlay of cash as the Company has a net operating loss for tax purposes of approximately $585,000 at March 31, 1999. The Company's current income tax provision represents state and local taxes and the alternative minimum tax for federal income purposes.

The Company order position, excluding service, at March 31, 1999 amounted to $8,200,000 as compared to $9,300,000 at December 31, 1998 and $6,200,000 at
March 31, 1998. The higher level of order position during the last two quarters as compared to March 31, 1998 reflects in part the Company's recent intensified marketing efforts. The higher order position reflects the receipt of significant new orders from several major subway complexes and a museum. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues.

Year 2000

The Company has conducted an evaluation of the actions necessary in order to ensure that its computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of these evaluations the Company has begun upgrading and replacing certain of its computer information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company has purchased and installed new software for its computer information system that is Year 2000 compliant. Performance of the Company's proprietary products is not date sensitive. However, date information is displayed on certain console equipment. The Company has completed software changes so that its proprietary equipment is also compliant with respect to display information and the Company is installing these software upgrades to customer equipment in buildings as part of normal maintenance service. The Company does not anticipate that the costs of its remedial actions taken or to be taken will be material to the results of operations or financial condition. However, there can be no assurance that all the remedial actions being implemented by the Company will be completed by the time necessary to avoid dating systems problems or that the cost of doing so will not be material. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the ability of the Company to obtain necessary materials or products or to sell to or service their

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)(continued)


customers. The Company continues to review Year 2000 issues with its major suppliers of product and its service providers. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

                      Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

               Not Applicable

Item 2.   Changes in Securities.

                  None

Item 3.   Defaults Upon Senior Securities.

              Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

Subsequent to March 31, 1999, the Registrant's Annual Meeting of Stockholders was held on April 20, 1999. At the meeting, Stockholders considered and voted upon (1) the election of five (5) directors to Firetector's Board of Directors, an amendment to the Registrant's Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 25,000,000 to 10,000,000, and appointment of Moore Stephens, P.C. as Firetector's Auditors for the fiscal year ending September 30, 1999.

The five nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.



          MATTER                    FOR             AGAINST         ABSTAINED
Daniel Tamkin                   1,373,066           12,349              0
John Poserina                   1,373,066           12,349              0
Henry Schnurbach                1,373,066           12,349              0
Joseph Vitale                   1,373,066           12,349              0
Dennis McConnell                1,373,066           12,349              0

Reduction of                    1,365,313           13,649            6,451
Authorized Common
Shares

Auditors                        1,375,676            4,735            5,003






Item 5.   Other Information.


Item 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits.

             Ex-27  Financial Data Schedule

          b. Reports on Form 8-K.

          No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRETECTOR, INC.
                                   (Registrant)


Date: May 14, 1999                 JOHN A. POSERINA
                           ------------------------------------
                                   JOHN A. POSERINA, SECRETARY