Form 10QSB
period 1999-06-30
FIRETECTOR INC
filed 1999-08-13
CIK 823130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
             For the fiscal quarter ended June 30, 1999

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from      to

             Commission file number 0-17580

                                 FIRETECTOR INC.

                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                          11-2941299
(State or jurisdiction of incorporation     (IRS employer identification Number)
or organization)

262 Duffy Avenue, Hicksville, New York               11801
(Address of principal executive offices             Zip Code)

                           (516) 433-4700
       (Registrant's telephone number, including area code)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 1999, 1,571,097 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one Yes[    ]      No[ X ]

                                     INDEX


Part I - Financial Information (unaudited)

         Item 1.  Financial Statements.

          Consolidated Balance Sheet as at June 30, 1999

          Consolidated Statements of Operations for the Three Month
            Periods Ended June 30, 1999 and 1998

         Consolidated Statements of Operations for the Nine Month
            Periods Ended June 30, 1999 and 1998

          Consolidated Statements of Cash Flows for the Nine
            Month Periods Ended June 30, 1999 and 1998


          Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

         Item 1.    Legal Proceedings.

         Item 2.    Changes in Securities.

         Item 3.    Defaults Upon Senior Securities.

         Item 4.    Submission of Matters to a Vote of Security.
                     Holders.

         Item 5.    Other Information.

         Item 6.    Exhibits and Reports on Form 8-K

         Signatures

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                         June 30, 1999
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  179,616
  Accounts receivable, principally trade, less
   allowance for doubtful accounts of $233,814             5,466,237
 Inventories                                               2,382,129
  Deferred taxes                                             168,000
  Prepaid expenses and other current assets                  197,729
                                                           ----------
   TOTAL CURRENT ASSETS                                    8,393,711
                                                           ----------


PROPERTY, PLANT AND EQUIPMENT -at cost, less
   accumulated depreciation and
   amortization of $947,185                                  308,289


SOFTWARE DEVELOPMENT COSTS, net                                1,548

OTHER ASSETS                                                 248,654

DEFERRED TAXES                                               126,000
                                                           ----------
   TOTAL ASSETS                                           $9,078,202
                                                           ==========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                 June 30, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Note payable to Mirtronics                                        $423,188
   Other notes payable - principally to affiliate                      75,753
   Accounts payable and accrued expenses                            2,214,361
   Unearned service revenue                                           321,637
   Current portion of capital lease obligations                        26,404
                                                                   -----------
   TOTAL CURRENT LIABILITIES                                        3,061,343
                                                                   -----------


   Note payable to bank                                             2,050,790
   Other notes payable, less current portion                          193,679
   Capital lease obligations, less current portion                     32,686
                                                                   -----------
   TOTAL LIABILITIES                                                5,338,498
                                                                   -----------

STOCKHOLDERS' EQUITY

  Convertible preferred stock, 2,000,000 shares authorized-
     $1.00 par value; none issued and outstanding
  Common stock, 25,000,000 shares authorized, $.001
     par value; issued and outstanding 1,571,097 shares                 1,571
  Capital in excess of par                                          5,158,624
  Deficit                                                          (1,420,491)
                                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                                          3,739,704
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $9,078,202
                                                                   ==========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                      For the Nine months ended
                                                               June 30,
                                                         1999            1998
                                                       -------        ---------

 Net sales                                           $ 9,254,047    $ 6,936,817
 Service revenue                                       3,082,690      3,208,808
                                                      -----------    -----------
 Total revenues                                       12,336,737     10,145,625
                                                      -----------    -----------


 Cost of sales                                         6,197,644      4,496,564
 Cost of service                                       2,161,873      2,046,960
 Selling, general and administrative                   3,227,088      3,057,678
 Interest expense                                        187,109        186,514
 Depreciation and amortization expense                   162,387        156,668
 Other (income) - net                                     (8,578)       (30,796)
                                                      -----------    -----------
                                                      11,927,523      9,913,588
                                                      -----------    -----------
 Income from  operations before provision
   for income taxes                                      409,214        232,037

 Provision  for income taxes:
    Current                                               35,000         21,000
    Deferred                                              80,000
                                                      -----------     ----------
                                                         115,000         21,000
                                                      -----------     ----------
 Net Income                                           $  294,214      $ 211,037
                                                      ===========     ==========
 Earnings Per Common Share
   Basic Earnings Per Share                                 0.19           0.16
   Diluted  Earnings Per Share                              0.17           0.13
                                                      ===========     ==========

 Weighted Average Number of Common
  Shares Outstanding                                   1,571,097      1,317,229

 Weighted Average Number of Common and
  Potential DilutiveCommon Shares Outstanding          1,698,926      1,742,972





 See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                             June 30,
                                                      1999              1998
                                                  -----------        -----------

Net sales                                         $3,678,520         $2,840,635
Service revenue                                      988,811          1,027,698
                                                  -----------        -----------
Total revenues                                     4,667,331          3,868,333
                                                  -----------        -----------


Cost of sales                                      2,507,930          1,911,950
Cost of service                                      763,920            679,968
Selling, general and administrative                1,127,014          1,044,210
Interest expense                                      81,112             75,050
Depreciation and amortization expense                 57,997             51,775
Other (income) - net                                  (8,578)           (10,463)
                                                  -----------        -----------
                                                   4,529,395          3,752,490
                                                  -----------        -----------
Income from  operations before provision
  for income taxes                                   137,936            115,843

Provision  for income taxes:
   Current                                             7,000             11,000
   Deferred                                           28,000
                                                  -----------        -----------
                                                      35,000             11,000

                                                  -----------        -----------
Net Income                                        $  102,936         $  104,843
                                                  ===========        ===========
Earnings per common share
  Basic earnings per share                              0.07               0.07
  Diluted earnings per share                            0.06               0.07
                                                  ===========        ===========

Weighted average number of common
  shares outstanding                               1,571,097          1,570,963

Weighted average number of common and
  potential dilutive common shares
  outstanding                                      1,749,851          1,747,813


See accompanying Notes to the Consolidated Financial Statements

                        Firetector Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                              For The Nine Months Ended
                                                      June 30,
                                                    1999        1998
                                                 ----------   --------

OPERATING ACTIVITIES
Net income                                       $294,214     $211,037
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                   162,387      175,433
  Provision for doubtful accounts                  54,000       54,000
Changes in operating assets and liabilities:
  Accounts receivable                            (651,795)    (633,077)
  Inventories, prepaid expenses and other
   current assets                                (552,499)    (207,584)
  Other assets                                     84,156       34,747
  Accounts payable and accrued expenses           476,462      324,387
  Unearned service revenue                        (21,298)     (11,918)
  Accounts receivable from affiliated companies                (33,933)
  Due to affiliated companies                      30,215       31,708
                                                ----------   ----------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                           (124,158)     (55,200)

INVESTING ACTIVITIES
 Purchases of property, plant and equipment       (98,163)     (37,526)
                                                ----------   ----------
NET CASH (USED IN) INVESTING ACTIVITIES           (98,163)     (37,526)

FINANCING ACTIVITIES
 Borrowings under new revolving
  credit agreement                                           1,716,415
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations                    34,479   (1,891,702)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                               262,544       33,905
 Issuance of common stock in connection
 with exercise of options                                      552,000
 Repurchase of common stock                                   (552,000)
 Other                                                           1,532
                                                ----------   ----------
NET CASH (USED IN)
 FINANCING ACTIVITIES                             297,023     (139,850)
                                                ----------   ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                 74,702     (232,576)
Cash and cash equivalents at beginning
  of period                                       104,914      579,052
                                                ----------   ----------
Cash and cash equivalents at end of period       $179,616     $346,476
                                                ==========   ==========

Cash paid during the year for:
  Income taxes                                   $ 80,836     $171,593
  Interest                                        170,501      150,640

Supplemental Cash Flow information

During the nine months ended June 30, 1999 the Company incurred capital lease obligations of $23,520 for the acquisition of equipment. There were no capital lease obligations incurred in the nine months ended June 30, 1998.

In the nine month periods ending June 30, 1998, the Company restructured preferred stock and notes payable to Mirtronics by the issuance of $845,000 of new notes. (See Note 5 - Transactions With Related Parties).


See accompanying Notes to the Consolidated Financial Statements.

                        FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 1999

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1998.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit for the three year period ending June 2001. The Credit Facility provides for interest at prime rate plus 3/4% on outstanding balances. At June 30, 1999 $2,050,790 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics Inc., the Company's largest stockholder, an Ontario corporation ("Mirtronics"),

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At June 30, 1999, the Company was not in default of any of its covenants.

4.       NOTE PAYABLE TO MIRTRONICS

At June 30, 1999, the note payable to Mirtronics  totaled  $423,188.  While this note is payable on demand, it is subordinate to and subject to a payment restriction under the Company's Credit Facility with it's bank. Also see Note 5
- Transactions with Related Parties.

                        FIRETECTOR INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 1999

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

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Genterra Investment Corporation, an Ontario Corporation, ("GIC") options for 166,667 unregistered shares of the Company's common stock at $.90 per share through December 31, 1999. In July 1996, GIC exercised 33,334 of these options at $.90 per share. An officer of GIC is also a director of Mirtronics.

At the termination of employment of an officer/director of the Company (other than for cause), the officer was granted the right to cause the Company to repurchase up to 8,437 shares of common stock from the officer/director at a price of $38.88 per share by means of a seven year installment promissory note bearing interest of 4% per

                        FIRETECTOR INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 1999

                                   (UNAUDITED)


5.       TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

annum.  On  December 1, 1996 the officer  exercised  the option and,  commencing
January 1, 1997, the Company repurchased 8,437 shares at a price of $38.88 payable monthly over seven years at an interest rate of 4% per annum.

6.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants and convertible notes and preferred stock. The computation for the three and nine months ending June 30, 1998 has been restated to conform to the requirements of SFAS N0. 128. Shown below is a table that sets forth the respective calculations for basic and diluted EPS:



                        FIRETECTOR INC. AND SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                               Three Months ended June 30,           Nine Months ended June 30,
                                                1999             1998                   1999             1998
                                              -----------------------------         ----------------------------
Basic EPS Computation
    Net Income available to common
       shareholders                           $102,936         $104,843               $294,214         $211,037
    Weighted average outstanding shares      1,571,097        1,570,963              1,571,097        1,317,229
    Basic EPS                                     $.07             $.07                   $.19             $.16
                                             =========        ==========             =========        =========



Diluted EPS Computation                        Three Months ended June 30,           Nine Months ended June 30,
                                                1999             1998                 1999             1998
                                             ------------------------------         ----------------------------
    Income available to common
         shareholders                         $102,936         $104,843               $294,214         $211,037
    Impact of convertible notes                                  12,400                                  14,467
                                              --------        ----------             ---------         ---------
Diluted net income                            $102,936         $117,243               $294,214         $225,504
                                              ========        ==========             =========        ==========

Weighted-average shares                      1,571,097        1,570,963              1,571,097        1,317,229
                                             ---------        ---------              ---------        ----------
    Plus:  Incremental shares from
               assumed conversions
          Non Employee Stock Options            56,756          128,708                 44,103          360,196
          Employee Stock Options                24,213           48,142                 16,957           48,880
          Warrants*                             97,785                                  66,769           16,667
Dilutive potential common shares               178,754          176,850                127,829          425,743
                                             ----------       ----------             ----------       ----------
    Adjusted weighted-average shares         1,749,851        1,747,813              1,698,926        1,742,972
                                             ----------       ----------             ----------       ----------

    Diluted EPS                                   $.06             $.07                   $.17             $.13
                                                  ====             ====                   ====             ====


*Warrants convertible into 33,334 shares were antidilutive in both 1999 periods. Warrants convertible into 33,334 shares were antidilutive the three months ended June 30, 1998 and 16,667 were antidilutive for the nine months ended June 30, 1998.

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

Initial proceeds from the Credit Facility amounting to $1,716,415 were used to pay off principal and interest due on the Company's previous loan agreement with another bank. The Company owed $2,050,790 under the Credit Facility at June 30, 1999.

Net cash used by operations for the nine months ended June 30, 1999 amounted to $124,158 as compared to $55,200 for the comparable prior year period. The primary reason for the additional cash used by operations was due to an increase in accounts receivable arising from a $2.2 million increase in sales. In addition, inventories increased $480,000 since September 30, 1998 and represent purchases of materials for projects to be shipped over the next three to six months. These increases were funded in part by a $476,000 increase in accounts payable and accrued expenses.

The ratio of the Company's current assets to current liabilities increased to approximately 2.74 to 1 at June 30, 1999 from 2.37 to 1 at June 30, 1998 due to continued profitable operations.

Results of Operations

Revenues

The Company's product revenues during the three and nine months ended June 30, 1999 increased 29% to $3,678,520 and 33% to $9,254,047, respectively as compared to $2,840,635 and $6,936,817 for the comparable prior year. These product revenue increases resulted from delivery to certain large New York City Metropolitan area commercial and transit projects where the Company acts as prime contractor and/or resells equipment manufactured by a third party vendor. These projects included an audio/visual project at a museum and shipments of communication equipment to several subway complexes. A portion of these projects amounting to $820,000 during the 1999 quarter and $1,600,000 during the nine month period of 1999 were completed by subcontractors for the Company and/or included purchases from a third party vendor for resale; both of which involved limited gross margin for the Company. In comparison, the 1998 three and nine month periods only had $400,000 of product revenues that were derived from such contracts. The 1999 periods also reflect increased product sales in the Dallas market area particularly from fire alarm systems for school construction.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (Unaudited)

Service revenues during the same three and nine month periods of 1999 were $988,811 and $3,082,690 as compared to $1,027,698 and $3,208,008, respectively, for the comparable prior year periods. The decrease reflects lower call-in service on fire systems. Competition for new service contracts, retention of existing service contracts and intense price competition continues to remain high in New York.

Gross Profit

Gross profit from product revenues increased 26% to $1,170,590 for the three months ended June 30, 1999 and increased 25% to $3,056,403 for the nine months ended June 30, 1999. These increases in gross margin are attributed to increased product revenues during the 1999 periods. Gross profit percentage on product revenues for the three and nine month periods ended June 30, 1999 was 32% and 33%, respectively, as compared with 33% and 35%, respectively, for comparable 1998 periods, essentially constant. The impact of lower margin product mix in 1999 (as discussed above) was offset by contribution to fixed overhead from increased product revenues.

Gross profit percentage on service revenues for the three and nine months periods ended June 30, 1999 was 23% and 30% respectively, as compared with 33% and 35%, respectively, for the comparable 1998 period. The lower gross profit percentage on service revenues for the three and nine periods ended June 30, 1999 is due to the decrease in call-in service on essentially a fixed overhead structure, as well as higher union benefit costs, and from increased price competition in New York City.

Income

Income from operating activities for the three and nine month periods ended June 30, 1999 was $137,936 and $409,214, respectively as compared with income from operations of $115,843 and $232,037 for the comparable 1998 periods. This increase in operating income is primarily attributed to the increase in product revenues and related gross margin during the three and nine month periods of 1999 as compared with comparable periods in 1998. However, this contribution to operating income was mitigated to some extent by increased selling, general and administrative expenses. During the past eighteen months, the Company has intensified its marketing efforts and expanded its product territory. While this effort has offset certain other savings in selling, general and administrative cost, the Company has experienced higher revenue and an improvement in new order bookings and quotation activity (see new order information below). The new marketing and support structure that is in place can support a higher level of shipments. During the 1998 periods, other income represents interest on notes receivable from Mirtronics. These obligations where extinguished in September 1998 through a Debt Matching agreement that reduced a like amount of notes payable due to Mirtronics.

The Company had a deferred income tax provision in 1999 which reflects the reduction of the deferred tax asset due to utilization of that portion of its net operating loss that was recorded in prior years. The deferred tax provision will not require the outlay of cash as the Company has a net operating loss for tax purposes of approximately $300,000 at June 30, 1999. The Company's current income tax provision represents state and local taxes and the alternative minimum tax for federal income purposes.

Order Position

The Company order position, excluding service, at June 30, 1999 amounted to $8,300,000 as compared to $8,200,000 at March 31, 1999 and $9,600,000 at June
30,  1998.  Subsequent  to June 30, 1999 the Company  received  $2.5  million 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations
(Unaudited)

of new orders for communication systems for a New York City airport terminal and a high speed rail facility in New York City. With these orders the Company's order position exceeded $10 million. The high level of order position reflects in part the Company's recent intensified marketing efforts. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues.

Year 2000

         The Company has conducted an evaluation of the actions necessary in order to ensure that its computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of these evaluations the Company has begun upgrading and replacing certain of its computer information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company has purchased and installed new software for its computer information system that is Year 2000 compliant. The upgraded computer information system is presently performing all tasks and is accepting dates in the year 2000. Certain peripheral personal computers used outside the main computer information system still need to be upgraded or replaced.. Performance of the Company's proprietary products is not date sensitive. However, date information is displayed on certain console equipment. The Company has completed software changes so that its proprietary equipment is also compliant with respect to display information and the Company is installing these software upgrades to customer equipment in buildings as part of normal maintenance service. The Company does not anticipate that the costs of its remedial actions taken or to be taken will be material to the results of operations or financial condition. However, there can be no assurance that all the remedial actions being implemented by the Company will be completed by the time necessary to avoid dating systems problems or that the cost of doing so will not be material. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the ability of the Company to obtain necessary materials or products or to sell to or service their customers. The Company continues to review Year 2000 issues with its major suppliers of product and its service providers. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
                  Not applicable

Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

          a.   Exhibits.
                Ex-27 Financial Data Schedule

           b.  Reports on Form 8-K
                No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRETECTOR, INC
                                          (Registrant)


                                           /s/JOHN A. POSERINA
                                          ------------------------------
                                          John A. Poserina,
                                          Chief Financial Officer, Secretary
                                          And Director

Date:  August 14, 1999