Form 10KSB
period 1999-09-30
FIRETECTOR INC
filed 1999-12-29
CIK 823130

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 1999

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

                     Common Stock, $.001 par value per share

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $16,892,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 17, 1999 was $1,247,586.

      As of December 17, 1999, the Registrant had 1,571,000 shares of Common Stock outstanding.

Documents Incorporated by Reference: Definitive Proxy Statement to be filed.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

Firetector Inc. ("Firetector" or the "Company") is a Delaware corporation organized in October 1988 to acquire controlling interests in companies engaged in the design, manufacture, sale and servicing of fire, life safety security, energy management, intercom, audio-video communication and other systems. Reference to Firetector or the Company include operations of each of its subsidiaries except where the context otherwise requires. Firetector's business is conducted through subsidiaries in the New York metropolitan area and Dallas Texas.

Firetector Products

  Firetector designs, manufactures, markets and sells its own proprietary life safety and communication systems and also engineers, markets and sells systems and products manufactured by other parties. Firetector's proprietary product line features the COMTRAK 1720 and 2000 Life Safety Systems and the TELTRAK Communications System.

In 1973, New York City passed Local Law 5 requiring that all office buildings of 100 feet or more be outfitted with smoke detectors, manual pull stations and audio communicating systems for life safety and fire reporting purposes. In anticipation of the demand that this legislation would create for equipment and systems employing improved technology and design features, Firetector engaged in extensive research and development which led to its proprietary COMTRAK 1720 Life Safety System which has been installed in scores of buildings since the early 1980's.

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

Research and Development

     During the fiscal years ended September 30, 1999 and 1998, Firetector spent approximately $129,000 and $128,000, respectively, for research and development of Firetector's life safety and communication systems.

Customers and Suppliers

     For the fiscal years ended September 30, 1999 and 1998, no customer accounted for more than 10% of Firetector's revenues.

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

Employees

    Firetector and its subsidiaries have 120 full time employees, including 43 New York hourly employees that are covered by a Collective Bargaining Agreement expiring June 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 14,800 square feet of office, manufacturing and warehouse space in Hicksville, New York under a five year lease expiring February 29, 2000, with a five year renewal option. The rental schedule provides for monthly rent of $11,950 during the final year of the initial term and $15,785 during the final year of the renewal term. However the Company is exploring the lease of new office, manufacturing and warehouse space in the central Long Island, New York area.

     The Company had a lease for approximately 3,000 square feet of office and warehouse space in New York City. The lease term ran from May 13, 1994 through May 12, 2004. The lease agreement provided for annual rental fees of $51,941. The Company moved to a new location in New York City with approximately 4,000 square feet for a total cost (including electricity) of $84,000 per year. This new lease can be terminated by the Company giving ninety days notice or by the landlord giving ninety days notice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Firetector's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 1997 through September 30, 1999 which quotations were obtained from the National Association of Securities Dealers Inc. The prices have been adjusted to reflect the effect of a one for three (1:3) reverse split which became effective on September 24, 1998.

Common Stock

Quarter Ended                        BID                         ASK
                             High           Low           High          Low
                            ---------------------------------------------------
December 31, 1997            1 1/8          5/8          13/16          22/32
March 31, 1998               1 1/4          3/4         1 5/16           7/8
June 30, 1998                1 1/4         25/32        1 5/16           3/16
September 30, 1998           1 1/4          1/4          11/2            7/16
December 31, 1998            1 3/8          1/16        1 1/2            7/8
March 31, 1999               2 3/16       1 1/32        2 1/4          1 3/32
June 30, 1999                2 1/8        1 1/8         2 3/16         1 3/16
September 30, 1999           3 3/4        1 5/16        3 7/8          1 13/32

     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 17, 1999, there were 452 record holders of Firetector's Common Stock.

     On December 17, 1999 the bid and ask prices for the Common Stock were 1 3/8 and 1 1/2, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1998, the Company entered into a new three-year credit facility with Citizens Business Credit Company of Boston, Mass. (the "Credit Facility"). The Credit Facility provides for an increased revolving line of credit of $3,000,000 through June, 2001. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics, Inc., an Ontario corporation which is the Company's largest stockholder ("Mirtronics"). The letter of credit is expected to be released by the lender in January, 2000 based on the terms of the Credit Facility.

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The company is also required to maintain certain financial ratios. At September 30, 1999, the Company was not in default with any of its financial covenants and at such time owed $2,040,590 under the credit facility.

     Net cash provided by operations for the twelve months ended September 30, 1999 amounted to $3,000 as compared to cash being used by operations of $283,000 for the comparable prior period. The primary reason for the limited amount of cash provided by operations was due to an increase in trade receivables of approximately $730,000 resulting from a $2.6 million increase in sales and higher inventory related to increased backlog of orders. This inventory increase was funded by an increase in accounts payable. The Company anticipates improving its future cash position through continuation of the negotiation of certain terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in timely fashion, resulting in faster final payments. It is the intention of the Company to closely monitor this program throughout fiscal 2000.

     The ratio of the Company's current assets to current liabilities increased to approximately 2.83 to 1 at September 30, 1999 compared to 2.79 at September 30, 1998.

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

RESULTS OF OPERATIONS

Revenues

     Total revenues in 1999 were $16.9 million, an increase of 18% compared to revenues of $14.3 million in 1998. This increase was primarily due to a 28% increase in product revenues in 1999 to $12.8 million as compared to $10.0 million in 1998. This increase was attributed to significant construction in the New York City Metropolitain area for both transit and commercial projects including several large audio/visual projects for a museum, an auction house, and a major airport facility. The Company's Texas operation also realized increased sales for fire alarm systems from school construction projects.

     Service revenues decreased 4% in 1999 to $4,097,000. The decrease in service revenues reflects lower than normal call-in maintenance service on Firetector systems and other systems.

Gross Profit

     Gross profit dollars from product revenues increased 29% in 1999 to $4,233,000 as a result of the 28% increase in product sales. Gross profit margin on product revenues remained essentially unchanged at 33.0% in 1999 compared to 32.7% in 1998, as competitive pricing offset the volume contribution to the fixed overhead.

     Gross profit margin on service revenues decreased in 1999 from 37.2% to 29.1%. This decrease reflects the effect of lower call-in maintenance service revenue in 1999 on essentially fixed overhead. Service revenues were also adversely impacted by flood damage to the New York City service administrative office and a sudden unplanned relocation of that office. Insurance claims are pending.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses increased by 7% in 1999 over 1998 as a result of the Company's expanded marketing program. This effort has resulted in higher revenues and the Company has achieved an improvement in new order bookings and record backlog of orders, as noted below.

Income Before Tax

Operating income increased in 1999 to $510,000 compared to $261,000 in fiscal 1998. The improvement in operating income was primarily the result of higher product revenues in 1999. However, the improvement was limited by reduced call-in service revenues, increased selling, general and administrative expenses, and higher depreciation and amortization. In addition, there was a decrease in interest expense and other income (includes interest income) in 1999 due to a reduction in notes payable to and notes receivable from Mirtronics from a Debt Matching Agreement in 1998. (See Note 2 - Transactions With Related Parties) and certain cash repayments during 1999.

Tax Provisions

     The Company's current income tax provision represents state and local income taxes and the alternative minimum tax for Federal income purposes. In addition deferred taxes were provided in 1999 due to a reduction in the Company's deferred tax asset. Firetector retains approximately $310,000 of additional net operating loss carry forwards, the accounting benefits of which have been realized.

Order Position

     Firetector's order position, excluding service, increased to $10.3 million at September 30, 1999 from $9.6 million at September 30, 1998 reflecting management's recent intensified marketing efforts. The higher order position reflects the receipt in 1999 of significant new orders from several major subway complexes, a major transportation center, and an airport facility. Due to the fact that the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor, and expects to be active in seeking orders where the Company would act as a prime contractor.

Plan of Operations

     During  fiscal  2000,  Management  intends  to  continue  to  focus  on its intensified marketing programs that were begun in 1998 and to continue to contain or monitor fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Enhancements in recent years to Firetector's management information systems and methods of approving and monitoring project costs have improved Management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. Management will also focus its efforts in 2000 to improve accounts receivable collections in order to reduce the number of days sales outstanding.

Year 2000

         The Company has conducted an evaluation of the actions necessary in order to ensure that its computer systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. As a result of these evaluations the Company has upgraded and replaced certain of its computer information and other computer systems so as to be able to operate without disruption due to Year 2000 issues. The Company has also purchased and installed new software for its computer information system that is Year 2000 compliant. The upgraded computer information system is presently performing all tasks and is accepting dates in the year 2000. Certain peripheral personal computers used outside the main computer information system have also been upgraded or replaced.. Performance of the Company's proprietary products is not date sensitive. However, date information is displayed on certain console equipment. The Company has completed software changes so that its proprietary equipment is also compliant with respect to display information and the Company is installing these software upgrades to customer equipment in buildings as part of normal maintenance service. The Company estimates that the costs of its remedial actions taken or to be taken will not be material to the results of operations or financial condition. In addition, the Company believes that all the remedial actions being implemented by the Company will be completed by the time necessary to avoid dating systems problems. However, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the ability of the Company to obtain necessary materials or products or to sell to or service their customers. The Company continues to review Year 2000 issues with its major suppliers of product and its service providers. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

INFLATION

The impact of inflation on the Company's business operations is not material. Casey's labor costs are normally controlled by union contracts covering a period of three years and its material costs have remained relatively stable. In July of this year, after a brief work stoppage (strike), the Company and its union agreed to a new three year contract that provides for wage increases of 5% in each year. The Company will try to mitigate the effect of this increase in labor costs by price increases, if possible, and certain staff reductions.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements required to be filed hereunder are indexed at Page 15 and are incorporated herein by reference.

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

Exhibit No.            Description of Exhibit                 Page No.

3.1 Certificate of Incorporation of the Company, as amended (Exhibit 3.1)(1)

3.2    By-Laws of the Company (2)

4.1    Specimen Common Stock Certificate (2)

10.1   Credit Agreement dated June 23, 1998  between
       Firetector Inc. as Borrower and Citizens Business Credit Company as Lender (4)

10.2 Debt Matching Agreement dated as of September 30, 1998 between Firetector Inc. and Mirtronics Inc. (4)

10.3 Amended Debt/Equity Agreement dated February 19, 1998 between Firetector Inc. and Mirtronics Inc. (4)

10.4   1997 Non-Qualified Stock Option Plan (Exhibit 10.6)(3)

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

     (4) Reference is made to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1998, which Exhibit is incorporated herein by reference.


     (b)  Reports on Form 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              FIRETECTOR INC.

                              (Registrant)

                          By: /s/ Daniel S. Tamkin
                              ------------------------------
                              Daniel S. Tamkin,
                              Chief Executive Officer and
                              Director

Dated: December 29, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                             DATE

/s/Daniel S. Tamkin              Chairman,                     December 28, 1999
- ----------------------         Chief Executive Officer
 Daniel S. Tamkin                and Director

/s/Joseph Vitale                 President, Chief Operating
-----------------------          Officer and Director          December 28, 1999
  Joseph Vitale

/s/John A. Poserina              Vice President,               December 28, 1999
----------------------           Chief Financial Officer
 John A. Poserina                Treasurer, Secretary,
                                 and Director


/s/Henry Schnurbach              Director                      December 28, 1999
------------------------
  Henry Schnurbach


/s/Dennis P. McConnell           Director                      December 28, 1999
------------------------
 Dennis P. McConnell

                       Index to Consolidated Financial Statements

                        Firetector Inc. and Subsidiaries

                                     Item 7

Report of Independent Auditors ..........................................

Audited Consolidated Financial Statements

Consolidated Balance Sheet-September 30, 1999 ...........................

Consolidated Statements of Income

 Years Ended September 30, 1999 and 1998 ................................

Consolidated Statements of Stockholders' Equity

 Years Ended September 30, 1999 and 1998 ................................

Consolidated Statements of Cash Flows

 Years Ended September 30, 1999 and 1998 ................................

Notes to Consolidated Financial Statements ..............................

                         Report of Independent Auditors

The Board of Directors and Stockholders
Firetector Inc.

We have audited the accompanying consolidated balance sheet of Firetector Inc. and its subsidiaries as of September 30, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Firetector Inc. and its subsidiaries as of September 30, 1999 and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

New York, NY

December 3, 1999                       MOORE STEPHENS, P.C.

                         Part I - FINANCIAL INFORMATION

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                                   September 30,
                                                                       1999
                                                                   ------------
ASSETS

 CURRENT ASSETS
   Cash and cash equivalents                                          $233,000
   Accounts receivable, principally trade, less allowance
      for doubtful accounts of $221,000                              5,533,000
   Inventories                                                       2,255,000
   Deferred taxes                                                      262,000
   Prepaid expenses and other current assets                           175,000
                                                                   -------------
 TOTAL CURRENT ASSETS                                                8,458,000
                                                                   -------------


 PROPERTY, PLANT AND EQUIPMENT -at cost, less
    accumulated depreciation of $982,000                               280,000

 OTHER ASSETS                                                          210,000

 DEFERRED TAXES                                                         40,000
                                                                   -------------
 TOTAL ASSETS                                                       $8,988,000
                                                                   =============

    See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                   September 30,
                                                                        1999
                                                                   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Note payable to Mirtronics                                            $432,000
 Other notes payable - principally to related party                      70,000
 Accounts payable and accrued expenses                                2,128,000
 Unearned service revenue                                               342,000
 Current portion of capital lease obligations                            16,000
                                                                   -------------
TOTAL CURRENT LIABILITIES                                             2,988,000
                                                                   -------------


 Note payable to bank                                                 2,041,000
 Notes payable - principally to related party,
  less current portion                                                  182,000
 Capital lease obligations, less current portion                         21,000
                                                                   -------------
TOTAL LIABILITIES                                                     5,232,000
                                                                   -------------
COMMITMENTS AND CONTINGENCIES (NOTES 5 and 12)

STOCKHOLDERS' EQUITY

 Convertible preferred stock, 2,000,000 shares authorized-
    $1.00 par value; none issued and outstanding
 Common stock, 10,000,000 shares authorized, $.001
    par value; issued and outstanding 1,571,097 shares                    2,000
 Capital in excess of par                                             5,159,000
 Deficit                                                             (1,405,000)
                                                                   -------------
TOTAL STOCKHOLDERS' EQUITY                                            3,756,000
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            8,988,000
                                                                   =============

 See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                              For the Years ended  September 30,
                                                   1999                 1998
                                              -------------         ------------

Net sales                                      $12,795,000          $10,025,000
Service revenue                                  4,097,000            4,274,000
                                              -------------         ------------
Total revenues                                  16,892,000           14,299,000
                                              -------------         ------------


Cost of sales                                    8,562,000            6,745,000
Cost of service                                  2,873,000            2,682,000
Selling, general and administrative              4,485,000            4,198,000
Interest expense                                   240,000              260,000
Depreciation and amortization expense              228,000              206,000
Other (income) - net                                (6,000)             (53,000)
                                              -------------         ------------
                                                16,382,000           14,038,000
                                              -------------         ------------
Income from  operations before provision
   for income taxes                                510,000              261,000

Provision  for income taxes:
  Current                                          128,000               50,000
  Deferred                                          72,000
                                              -------------         ------------
                                                   200,000               50,000
                                              -------------         ------------
Net Income                                        $310,000             $211,000
                                              =============         ============
Earnings Per Common Share
 Basic Earnings Per Share                           $0.20                $0.15
 Diluted  Earnings Per Share                        $0.18                $0.11
                                                    =====                =====

Weighted Average Number of Common
 Shares Outstanding                              1,571,097            1,420,045

Weighted Average Number of Common and
 Potential Dilutive Common Shares Outstanding    1,723,653            2,145,202




See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                         TOTAL
                                     STOCKHOLDERS'          PREFERRED          STOCK           COMMON             STOCK
                                         EQUITY               SHARES           AMOUNT          SHARES             AMOUNT
                                  --------------            ---------         ----------     -----------         --------
Balance at September 30, 1997        $3,910,000             $675,000          $675,000        3,523,287           $4,000

Issuance of shares from exercise
  of options                            552,000                                               1,840,000            2,000
Debt restructing                       (675,000)            (675,000)         (675,000)
Retirement of  Shares                  (552,000)                                               (650,000)          (1,000)
Reverse stock split (1 for 3)                 0                                              (3,142,190)          (3,000)
Net Income                              211,000
                                     -----------            ---------         ---------      -----------         --------
Balance at September 30, 1998        $3,446,000                   $0                $0        1,571,097           $2,000

Net Income                              310,000
                                     -----------            ---------         ---------      -----------         --------
Balance at September 30, 1999        $3,756,000                   $0                $0        1,571,097           $2,000
                                     ============           =========         =========      ===========         ========

(continued)

                        FIRETECTOR INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (continued)

                                      CAPITAL          RETAINED
                                      IN EXCESS         EARNINGS
                                       OF PAR         (DEFICIT)
                                     -----------     ------------

Balance at September 30, 1997        $5,157,000      ($1,926,000)

Issuance of shares from exercise
  of options                            550,000
Debt restructing
Retirement of  Shares                  (551,000)
Reverse stock split (1 for 3)             3,000
Net Income                                               211,000
                                     -----------     ------------
Balance at September 30, 1998        $5,159,000      ($1,715,000)

Net Income                                               310,000
                                     -----------     ------------
Balance at September 30, 1999        $5,159,000      ($1,405,000)
                                     ===========     ============
See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended September 30,
                                                                      1999                  1998
                                                                  -----------           -----------
OPERATING ACTIVITIES
Net income                                                          $310,000             $211,000
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization                                      228,000              225,000
  Provision for doubtful accounts                                     72,000              113,000
 Changes in operating assets and liabilities:
  Accounts receivable                                               (736,000)          (1,160,000)
  Inventories, prepaid expenses and other current assets            (388,000)             (44,000)
  Deferred taxes                                                      72,000
  Accounts receivable from affiliated companies                                           493,000
  Other assets                                                        17,000              (13,000)
  Accounts payable and accrued expenses                              390,000              395,000
  Unearned service revenue                                            (1,000)               6,000
  Due to affiliated companies                                         39,000             (509,000)
                                                                  -----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    3,000             (283,000)
                                                                  -----------           ----------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment                         (62,000)             (54,000)
                                                                  -----------           ----------
NET CASH (USED IN) INVESTING ACTIVITIES                              (62,000)             (54,000)
                                                                  -----------           ----------
FINANCING ACTIVITIES

  Borrowings under new revolving credit agreement                                       1,716,000
  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations               (105,000)          (2,004,000)
  Proceeds from revolving line of credit and notes payable           292,000              151,000
  Issuance of common stock in connection with exercise of option                          552,000
  Repurchase of common stock                                                             (552,000)
                                                                  -----------           ----------
NET CASH PROVIDED BY/(USED IN)  FINANCING ACTIVITIES                 187,000             (137,000)
                                                                  -----------           ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 128,000             (474,000)

Cash and cash equivalents at beginning of year                       105,000              579,000
                                                                  -----------           ----------
Cash and cash equivalents at end of year                            $233,000             $105,000
                                                                  ===========           ==========


See accompanying Notes to the Consolidated Financial Statements

                                                                 For the Years Ended September 30,
                                                                      1999                  1998
                                                                  -----------           -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
  Income taxes                                                      $73,000              $211,000
  Interest                                                         $192,000              $159,000


      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     During the years ended  September 30, 1999 and 1998,  the Company  incurred
capital  lease  obligations  of  $26,000  and  $11,000  respectively,   for  the
acquisition of equipment.

     In the year ended September 30, 1998, the Company restructured preferred stock and notes payable to Mirtronics by the issuance of $845,000 of new notes. (See Note 2 - Transactions With Related Parties).

See accompanying Notes to the Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 1999, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), General Sound (Texas) Company ("GenSound"), Pyrotech Service Inc. ("Pyrotech"), Systems Service Technology Corp. ("SST") and Amco Maintenance Corporation ("AMCO"). Significant intercompany items and transactions have been eliminated in consolidation. The Company is a subsidiary of Mirtronics, Inc. ("Mirtronics"), an Ontario publicly-held corporation.

Business

The Company operates in one industry segment: the design, manufacture, marketing and service of a variety of data communications product and systems with applications in the fire alarm, life safety, transit, security and communications industry.

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

Other Assets

Other assets are comprised principally of the excess of cost over the fair value of the assets acquired, and selected assets and service contracts in the formation of SST. The excess of cost over the fair value of the assets acquired approximates $123,000 (net of accumulated amortization of $51,000) and relates principally to the 1990 acquisition of GenSound. This amount is being amortized over forty years under the straight line method. The acquisition costs of selected assets and service contracts ($201,000) are being amortized under the straight line method over periods of three to fifteen years, which commenced April 1, 1994.

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

Earnings Per Share

SFAS No. 128 "Earnings Per Share" requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants and convertible notes and preferred stock. The EPS and Weighted Average Shares Outstanding reflect a 1 for 3 reverse split of common stock that was effective in September 1998.

Cash  Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 85% of such outstanding receivables at September 30, 1999 are due from customers in New York.

At September 30, 1999, the Company had approximately $235,000 based on checks that had not cleared the financial institutions that are subject to insured amount limitations. The Company does not require collateral to support financial instruments subject to credit risk.


Stock Options and Similar Equity Instruments

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively, "Options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issues to Employees,' rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. (see Note 12).

2. Transactions with Related Parties

In consideration of collateral support for a previous credit facility for the Company and various loans over several years, the Company had granted to Mirtronics options to purchase the Company's Common Stock. Mirtronics had the right to acquire up to an aggregate of 613,333 shares of common stock at an exercise price of $.90 per share, a portion of which were held for the benefit of the Company's Chairman. These options were to expire on December 31, 1998 (See Note 12). In addition, the Company had previously entered into a Debt/Equity Agreement with Mirtronics, that provided for the retirement of debt and the issuance to Mirtronics of 225,000 ($675,000 before effect of 1 for 3 reverse split) shares of Preferred Stock, which could also be converted into 450,000 shares of common stock.

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

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Gentura Capital Corporation, an Ontario Corporation, ("GCC") options for 166,667 unregistered shares of the Company's common stock at $.90 per share through December 31, 1999. In July 1996, GCC exercised 33,334 of these options at $.90 per share. Subsequent to September 30, 1999, GCC exercised the outstanding balance of these options for $120,000 and the Company reduced its note payable to Mirtronics for a like amount. An officer of GCC is also a director of Mirtronics (See Note 12).

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

3. Property, Plant and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:

                                                   September 30,
                                                       1999
                                                   ------------
  Machinery and equipment                          $1,052,000
  Furniture and fixtures                              126,000
  Equipment under capitalized leases                   42,000
  Leasehold improvements                               42,000
                                                   ------------
                                                    1,262,000
  Less accumulated depreciation
   and amortization                                   982,000
                                                   ------------
                                                     $280,000

Annual   amortization  of  equipment  under  capital  leases  is  included  with depreciation and amortization expense.

Depreciation expense was $173,000 and $168,000 for the years ended September 30, 1999 and 1998, respectively.

4. Long-Term Debt

In 1998, the Company entered into a new revolving credit facility with Citizens Business Credit Company of Boston, Mass (the "Credit Facility'). The new credit facility provides for a $3,000,000 revolving line of credit through June 2001 and carries an interest rate of prime plus 3/4% on outstanding balances (9.25% at September 30, 1999). The Credit facility limits capital expenditures to $250,000 in each year. At September 30, 1999 $2,041,000 was outstanding under this facility. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries, as well as a $300,000 letter of credit provided by Mirtronics, which is expected to be released by the lender in January 2000 based on terms of the Credit Facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditure. The Company is also required to maintain certain financial ratios. At September 30, 1999, the Company was not in default of any of its financial covenants.

Annual maturities of Loans and Notes Payable are as follows:

                                     Bank                 Other Notes
                                     Loan                   Payable
                                  -----------             -----------
               2000                                        $504,000
               2001               $2,041,000                 59,000
               2002                                          57,000
               2003                                          48,000
               2004                                          16,000
                                  ------------            -----------
               Total              $2,041,000               $684,000
                                  ============            ===========

At September 30, 1999, the notes payable to Mirtronics totaled $432,000. While these notes are payable on demand, they are subordinate to and subject to a payment restriction under the Company's Credit Facility with its bank (See Note
2).

5. Leases

The Company leases certain office and warehouse space under noncancelable operating leases expiring at various times through 2004. The Company's
Hicksville, New York facility lease expires in February 2000. The Company is exploring the lease of new office, manufacturing and warehouse space in the central Long Island, New York area. The Company also leases certain office equipment and vehicles under noncancelable capital and operating leases expiring in various years through fiscal 2003.

The following is a schedule of future minimum payments, by year and in the aggregate, under non cancelable capital and operating leases with initial or remaining terms of one year or more at September 30, 1999:

                                                Capital Leases  Operating Leases

2000                                                $20,000          $130,000
2001                                                  9,000            71,000
2002                                                  5,000            64,000
2003                                                  5,000            37,000
                                                    --------         ---------
Total minimum lease payments                         39,000          $302,000
                                                                     =========
Less amount representing interest                     2,000
                                                    --------
Present  value of net minimum  lease  payments
 (including  current portion of $17,000)            $37,000
                                                    ========

Rental   expense   amounted  to  $258,000   and  $237,000  for  1999  and  1998,
respectively.

6. Significant Customers

During fiscal 1999 and 1998, no customer accounted for more than 10% of sales.

7. Income Taxes

During the year ended September 30, 1999, the Company recorded a tax provision of $200,000 compared to $50,000 for the year ended September 30, 1998. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate is follows:

                                                        Year ended September 30,
                                                               1999        1998
                                                             --------   --------
Statutory federal income tax rate                              34%        34%
Computed expected tax from income                            173,000    $89,000
Increase in taxes resulting from:
State and local income taxes, net of Federal tax benefit      77,000     31,000
Alternative minimum tax                                       11,000      7,000
Nondeductible expenses                                         8,000      2,000
                                                            ---------   --------
Actual tax applicable to income                              269,000    129,000
 Increase (decrease) in taxes resulting from:
 Benefit of future tax deductible items                      (69,000)
 Reduction in valuation allowances to give effect to
  use of net operating loss carryforwards                              (136,000)
 Reduction of state tax benefit for future use of net
  operating losses                                                       57,000
                                                            ---------  ---------
Provision                                                   $200,000    $50,000
                                                            =========  =========

The Company provided $32,000 and $25,000 for state and local franchise and capital taxes for the years ended September 30, 1999 and 1998, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has accumulated approximately $310,000 of net operating losses as at September 30, 1999 which may be used to reduce taxable income and income taxes in future years. The utilization of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards in 2010.

The Company has recorded a deferred tax asset of approximately $302,000 at September 30, 1999 related to its net operating loss carryforwards and certain book provisions to be deducted in future tax returns. In 1998 the Company expected to realize all of the deferred tax asset. As a consequence the valuation allowance was decreased by $136,000 to zero during the year ended September 30, 1998. The expected realization was based on experiencing four consecutive years of profits. Management anticipates profitable operations to continue at a level that will result in the utilization of the entire deferred tax asset.

8.  Stock Split

On September 24, 1998, the Company effected a one for three reverse stock split of the outstanding shares of common stock of the Company. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

9. Earnings Per Share

Shown below is a table that presents for 1999 and 1998 the computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution. All earnings per share data, stock option data, and weighted shares outstanding give effect to the Company's 1 for 3 reverse stock split that was effective in September 1998.

                                                       Year Ended
Basic EPS Computation                           1999               1998

  Net Income available to common
   shareholders                                  $310,000          $211,000
  Weighted average outstanding shares           1,571,097         1,420,045

  Basic EPS                                        $.20              $.15
                                                  ======           =======

Diluted EPS Computation
  Income available to common
    shareholders                                 $310,000          $211,000
  Impact of convertible notes                                        26,000
  Diluted net income                              310,000           237,000
  Weighted-average shares                       1,571,097         1,420,045
    Plus:  Incremental shares from
            assumed conversions
    Non Employee Stock Options                    130,725           251,724
    Convertible preferred stock                                     172,602
    Convertible debt                                                254,795
    Employee Stock Options                         21,831            46,036
    Warrants*
                                                ----------        ----------
  Dilutive potential common shares                152,556           725,157
                                                ----------        ----------
  Adjusted weighted-average shares              1,723,653         2,145,202
                                                ----------        ----------
  Diluted EPS                                      $.18              $.11
                                                ==========        ==========

*Warrants convertible into 33,334 shares were antidilutive in the years ended September 30, 1999 and 1998, respectively.


10. Other Matters

a. Product development costs charged to income approximated $129,000 and $128,000, for the years ended September 30, 1999 and 1998, respectively.

Selling, general and administrative expenses include provisions for doubtful accounts amounting to $72,000 and $113,000 for the years ended September 30, 1999 and 1998, respectively.

11. Employee Stock Options, Options, and Warrants

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

                                                   1999              1998
Net Income:
       As reported                              $310,000          $211,000
       Pro forma                                 294,000           211,000

Fully diluted earnings per common share:
        As reported                               $0.18              $011
        Pro forma                                  0.17              0.11



These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for both 1999 and 1998: dividend yield of zero; expected volatility of 85% and 92% and expected life of 4 years. The weighted average risk fee interest rates for 1999 and 1998 were 5.40% and 6.30%, respectively. The weighted average fair value of options granted during 1999, for which the exercise price equaled the market price on the grant dates, was $1.125. The option price for all employee stock options outstanding prior to fiscal 1999 was reset to $1.00 effective September 30,1998.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employees' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Transactions involving stock options are summarized as follows:

                                                              Weighted Average
                                                             Exercise Price of
                            Stock Options Outstanding       Options Outstanding
Balance September 30,1997            218,875                       1.06
 1 for 3 Reverse Stk Split          (145,917)                      3.18
Balance September 30, 1998            72,958                       1.00
 Options granted                      35,000                       1.13
Balance September 30, 1999           107,958                       1.04


There were 54,136 exercisable options at September 30, 1999 and 42,709 exercisable options at September 30, 1998.

The following table summarizes information concerning currently outstanding and exercisable stock options.

                   Outstanding at        Weighted Average     Exercisable at
Exercise Price   September 30, 1999      Contractual Life     September 30, 1999
$1.00                 27,250                 1.5 years             27,250
  1.00                16,125                 1.5 years             12,094
  1.00                 4,500                 2.3 years              2,250
  1.00                25,083                 3.0 years             12,542
  1.13                35,000                 5.0 years              - 0 -

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

In February 1994, the Company issued options to purchase 166,667 unregistered shares of common stock at a $.90 per share to GCC in consideration of providing an income guaranty to support the Company's Credit Facility. Options for 33,334 shares were exercised in July 1996 (also see Note 2 - Transactions with Related Parties) and options for 133,333 were exercised subsequent to September 30, 1999 in December 1999.

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

Transactions involving non-employee stock options and warrants are summarized as follows:

Weighted Average
                                Options and Warrants        Exercise Price of
                                    Outstanding            Options Outstanding

Balance September 30,1997            2,377,500                     .34
 Exercised/Expired                   1,847,500                     .30
 1 for 3 Reverse Stk Split            (353,333)                   1.30
 Effect of Debt Matching               310,000                    1.02
Balance September 30, 1998             486,667                    1.17
Balance September 30, 1999             486,667                   $1.17

All of these options were exercisable at the end of the periods indicated in the above schedule.

The following table summarizes information concerning currently outstanding and exercisable non-employee stock options and warrants.

                     Outstanding at      Weighted Average       Exercisable at
Exercise Price     September 30, 1999    Contractual Life     September 30, 1999
  .90                   143,333             .2 years               143,333
  3.00                   16,667            1.5 years                16,667
  4.50                   16,667            2.5 years                16,667
  1.02                  310,000            4.3 years               310,000


12. Contingencies

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any material item exists that will affect the Company's business or financial condition.

3. Other

Approximately 36% of the Company's employees are covered by collective bargaining agreements. The present contract expired in June 1999. A new contract has been agreed to and will expire June 2002. The final formal document for this agreement is still being formalized and will be signed at a later date.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. In 1999 a profit sharing contribution of $28,000 was charged to expense. There was no contribution related to 1998.

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

15.  Authoritative Pronouncements

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements do not have a material impact on the Company's results of operations, financial position or cash flows.

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

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No, 133.
Earlier application of all of the provisions of SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company will evaluate the new standard to determine any required new disclosures or accounting.

16.  Reclassifications

Certain reclassifications have been made to the prior period's financial statements in order to conform them to the classifications used for the current year.