Form 10QSB
period 1999-12-31
FIRETECTOR INC
filed 2000-02-14
CIK 823130

                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB


Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       December 31, 1999

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2000, 1,704,000 shares of Registrant's Common Stock were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
               Yes [  ]     No  [ X ]

                                      INDEX

                                                                            Page

Part I - Financial Information (unaudited)

         Item 1.  Financial Statements.

          Consolidated Balance Sheet as at December 31, 1999                   4

          Consolidated Statements of Income for the Three Month                6
            Periods Ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows for the Three                  7
            Month Periods Ended December 31, 1999 and 1998


          Notes to Consolidated Financial Statements                           8

         Item 2.  Management's Discussion and Analysis of Financial           11
                  Condition and Results of Operations

Part II - Other Information

         Item 1.    Legal Proceedings.                                        13

         Item 2.    Changes in Securities.                                    13

         Item 3.    Defaults Upon Senior Securities.                          13

         Item 4.    Submission of Matters to a Vote of Security.              13
                     Holders.

         Item 5.    Other Information.                                        13

         Item 6.    Exhibits and Reports on Form 8-K                          13

         Signatures                                                           14

                         Part I - FINANCIAL INFORMATION

                  Beginning on the following page is the financial information required to be filed as part of Part I of this Report.

                      Part I - FINANCIAL INFORMATION

                   Firetector Inc. and Subsidiaries
                       Consolidated Balance Sheet

                               Unaudited

                                                 December 31,
                                                    1999

                                              ----------------
ASSETS
Current assets:

  Cash and cash equivalents                    $    280,719
  Accounts receivable, principally
   trade, less allowance for
    doubtful accounts of  $239,341                4,807,492
  Inventories                                     2,257,805
  Deferred taxes                                    316,000
  Prepaid expenses and other current assets         189,062
                                                -------------
TOTAL CURRENT ASSETS                              7,851,078
                                                -------------

Property, Plant and Equipment at cost, less
 accumulated depreciation and
 amortization of $1,005,387                         275,103
Other Assets                                        244,527
Deferred Taxes                                       40,000
                                               -------------
Total assets                                     $8,410,708
                                               =============


See accompanying Notes to the Consolidated Financial Statements.

                 Firetector Inc. and Subsidiaries
                 Consolidated Balance Sheet (continued)
                            Unaudited

                                                      December 31,
                                                         1999

                                                   ------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to Mirtronics                            $ 179,296
  Other notes payable-principally to related party         70,082
  Accounts payable and accrued expenses                 1,816,780
  Unearned service revenue                                343,585
  Current portion of capital lease obligations             10,163
                                                      ------------
TOTAL CURRENT LIABILITIES                               2,419,906

  Note payable to bank                                  2,032,795
  Other notes payable, principally to related
   party less current portion                             177,941
  Capital lease  obligations,  less current portion        18,964
                                                      ------------
TOTAL LIABILITIES                                       4,649,606
                                                      ------------


STOCKHOLDERS' EQUITY:
  Preferred stock, 2,000,000
    shares authorized - none issued
    and outstanding
  Common stock, 10,000,000 shares authorized,
    $.001 par value; issued and outstanding
    1,704,425 shares                                        1,704
  Capital in excess of par                              5,278,490
  Deficit                                              (1,519,092)
                                                      -----------
TOTAL STOCKHOLDERS' EQUITY                              3,761,102
                                                      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $8,410,708
                                                      ===========


See accompanying Notes to the Consolidated Financial Statements.

                        Firetector Inc. and Subsidiaries
                        Consolidated Statements of Income
                                  (unaudited)


                                       For The Three Months Ended
                                                December 31,
                                            1999            1998
                                        -----------      ----------
Net sales                               $2,815,969       $2,559,069
Service revenues                         1,002,372        1,001,247
                                        -----------      ----------
Total revenues                           3,818,341        3,560,316
                                        -----------      ----------

Cost of sales                            2,183,297        1,614,488
Cost of service                            648,771          675,477
Selling, general and administrative      1,086,331        1,016,790
Interest expense                            62,404           51,271
Depreciation and amortization expense       52,338           51,804
                                        -----------       ----------
                                         4,033,141        3,409,830
                                        -----------       ----------
Income (Loss) from operations before

 provision for income taxes               (214,800)         150,486

Provision for (recovery of) income taxes:

 Current                                   (46,000)          15,000
 Deferred                                  (54,000)          35,000
                                         ----------       ----------
                                          (100,000)          50,000
                                         ----------       ----------
Net income (Loss)                        $(114,800)      $  100,486
                                         =========        ==========

Earnings per common share
  Basic earnings (Loss) per share         $  (0.07)      $     0.06
  Diluted earnings (Loss) per share       $  (0.06)      $     0.06
                                          =========      ==========
Weighted average number of common
  shares outstanding                      1,615,492       1,571,097

Weighted average number of common
  and potential dilutive
  common shares outstanding               1,782,651       1,913,790



See accompanying Notes to the Consolidated Financial Statements.

                        Firetector Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                For The Three Months Ended
                                                      December 31,
                                                    1999          1998
                                                 ---------     ---------
OPERATING ACTIVITIES
Net income                                       (114,800)     $100,486
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                    52,338        51,804
  Provision for doubtful accounts                  18,000        18,000
Changes in operating assets and liabilities:

  Accounts receivable                             707,388       266,146
  Inventories, prepaid expenses and other
   current assets                                 (16,719)     (243,026)
  Deferred taxes                                  (54,000)
  Other assets                                    (64,415)       37,823
  Accounts payable and accrued expenses          (310,713)      (34,935)
  Unearned service revenue                          1,483       (67,024)
  Due to affiliated companies                    (132,974)
                                                 ---------     ---------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                       85,588       129,274
                                                 ---------     ---------
INVESTING ACTIVITIES
 Purchases of property and equipment              (18,165)      (17,995)
                                                 ---------     ---------
NET CASH (USED IN) INVESTING ACTIVITIES           (18,165)      (17,995)
                                                 ---------     ---------
FINANCING ACTIVITIES
 Principal payments on revolving line of
  credit, long term debt, notes payable
  and capital lease obligations                   (41,003)     (207,228)
 Proceeds from revolving line of credit,
  notes payable and capital
  lease obligations                                21,009         9,824
                                                 ---------     ---------
NET CASH (USED IN)FINANCING ACTIVITIES            (19,994)     (197,404)
                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 47,429       (86,125)
Cash and cash equivalents at beginning
  of period                                       233,290       104,914
                                                 ---------     ---------
Cash and cash equivalents at end of period        280,719      $ 18,789
                                                 =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

     Income taxes                                   3,935       23,906
     Interest                                      56,493       41,448

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended December 31, 1999 there were no caopital leases incurred and during the quarter ended December 31, 1998, the Company incurred capital lease obligations of $26,400 respectively, for the acquisition of equipment.

In the quarter ended December 31, 1999, Genterra Investment Corp. exercised 133,333 options to purchase common stock at $.90 per share. This amounted to $120,000 and was used to reduce Notes Payable to Mirtronics by a like amount. (See Note 4 - Transactions With Related Parties).

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1999

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1999.

2. INVENTORY

Inventories are priced at the lower of cost (firstin, firstout) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit for the three year period ending June 2001. The Credit Facility provides for interest at prime rate plus 3/4% on outstanding balances. At December 31, 1999 $2,032,795 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries. A $300,000 letter of credit previously provided by Mirtronics Inc., the Company's largest stockholder, an Ontario corporation ("Mirtronics"), as additional collateral was released by the lender in January 2000 based on the terms of the Credit Facility.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At December 31, 1999, the Company was not in default of any of its covenants.

4.   NOTE PAYABLE TO MIRTRONICS

At December 31, 1999, the note payable to Mirtronics totaled $179,296. While this note is payable on demand, it is subordinate to and subject to a payment restriction under the Company's Credit Facility with it's bank. Also see Note 5
- Transactions with Related Parties.

                        FIRETECTOR INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS Continued

                      THREE MONTHS ENDED DECEMBER 31, 1999

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

In September 1998, the Company entered into a Debt Matching Agreement with Mirtronics whereby an aggregate of $508,619 due to Firetector by Mirtronics was applied to reduce the notes payable and interest due by Firetector to Mirtronics. As a consequence of this debt matching agreement, the $225,000 Non-Convertible note with interest of $13,870 was satisfied in full and the $620,000 Convertible Note with interest of $38,219 was reduced to a new balance of $392,973. As a result of principal and interest payments made this obligation was reduced to $179,296 as of December 31, 1999. In addition, the right to convert this note into 413,333 shares of common stock was surrendered in consideration for a new warrant to purchase 310,000 shares of common stock (the "1998 warrants"). These 1998 warrants are exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share.

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Genterra Investment Corporation, an Ontario Corporation, ("GIC") options for 166,667 unregistered shares of the Company's common stock at $.90 per share through December 31, 1999. In July 1996, GIC exercised 33,334 of these options at $.90 per share. In December 1999, GIC exercised the remaining 133,333 options at $.90 per share. An officer of GIC is also a director of Mirtronics.

                        FIRETECTOR INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS Continued

                      THREE MONTHS ENDED DECEMBER 31, 1999

                                   (UNAUDITED)


5. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

6.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non- employee stock options, warrants and convertible notes and preferred stock.

                                         For the Three Months ended December 31,
                                         ---------------------------------------
Basic EPS Computation                            1999                1998
                                                 ----                ----
 Net (Loss) Income available to
  common shareholders                         $(114,800)           $100,486
 Weighted average outstanding shares          1,615,492           1,571,097

    Basic EPS (Loss)                              $(.07)               $.06
                                              ==========           ==========

Diluted EPS Computation                  For the Three Months Ended December 31,
                                         ---------------------------------------
                                                  1999               1998
                                                  ----               ----
 (Loss) Income available to common
  stockholders and assumed  conversions       $(114,800)           $107,363
                                              ----------          ---------
  Weighted-average shares                     1,615,492           1,571,097
                                              ---------           ---------
  Plus:  Incremental shares from assumed
   conversions

   Non Employee Stock Option                    135,102              26,061
   Convertible debt                                                 310,000
   Employee Stock Options*                       32,057               6,633
     Warrants*                               -----------         -----------
   Dilutive potential common shares             167,159             342,694
                                             -----------         -----------
    Adjusted weighted-average shares          1,782,651           1,913,790
    Diluted EPS                                   $(.06)               $.06
                                              ==========         =============

*Warrants and employee stock options convertible into 33,334 shares were antidilutive for the three month periods ended December 31, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


Liquidity and Capital Resources

 The Company has a three-year revolving credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility"). The Credit Facility provides for a $3,000,000 revolving line of credit for a three year period through June, 2001. The Credit Facility had an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. The Company owed $2,032,795 under the Credit Facility at December 31, 1999.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At December 31, 1999, the Company was not in default with any of its financial covenants.

Net cash provided by operations for the three months ended December 31, 1999 amounted to $85,588 as compared to $129,274 for the comparable prior year period. The primary reason for the decrease in cash provided by operations was due to a reduction of amounts due to affiliated companies. In addition, a reduction of over $700,000 in trade receivables was primarily used to reduce accounts payable and accrued expenses by $310,000.

The ratio of the Company's current assets to current liabilities increased to approximately 3.24 to 1 at December 31, 1999 from 2.83 to 1 at December 31, 1998 due to a $569,000 reduction of current liabilities primarily related to reducing accounts payable and accrued expenses..

Results of Operations

Revenues

The Company's product revenues during the three months ended December 31, 1999 were $2,815,969 as compared to $2,559,069 for the prior year period. However, this increase primarily resulted from a large audio project at a museum where the Company acts as a prime contractor, a substantial portion of which billing related to subcontractor labor and material with minimal gross margin. Product revenues, exclusive of subcontractor work, declined due to the timing of the release of work to the Company and from a decrease in revenues from end user additions and alterations which normally carry high gross margins. The 1999 quarterly period also included shipment of a large communication system to a rail car manufacturer that carried a very low gross margin due to the introduction of a new product and cost overruns due to technical problems.

Service revenues increased slightly during the current three month period to $1,002,372 from $1,001,249 in the comparable prior year period. The increase reflects higher call-in maintenance service on fire systems.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited)


Gross Profit

Gross profit on product revenues for the three months ended December 31, 1999 decreased 36% to $632,672 as compared to $944,581 in the comparable year period. This decrease is due to a change in the mix of products sold during the three months ended December 31, 1999. This change in product mix included the effect of $400,000 of subcontractor work with minimal gross margin, shipment of low margin rail car product as noted above, and a significant decline in higher margin end user alteration work.

Gross profit on service revenues for the three months ended December 31, 1999 increased 8% to $353,601 due to the increase in call-in service revenue and from certain workforce reductions.

Income Before Tax

The loss from operating activities for the three months ended December 31, 1999 was $214,800 as compared with income from operations of $150,486 for the comparable 1998 period. This decrease in operating income was anticipated in part by the Company's operating plan. However, the operating loss was greater than anticipated and was primarily attributed to the change in product mix in 1999 brought about by an abnormally high percent of subcontractor work at lower margins, a large shipment of new product to a rail car manufacturer at a low gross margin due to the introduction of a new product and cost overruns due to technical problems, and reduced end user alteration work that carries a higher gross margin. Operating income was also effected by a 7% increase in selling, general and administrative expenses. During the past two years, the Company has intensified its marketing efforts and expanded its product territory. This
effort  has  resulted  in  the  Company   experiencing  higher  revenue  and  an
improvement in new order bookings and quotation activity (see new order information below). The new marketing and support structure that is in place can support a higher level of revenue.

Tax Provision

The Company's current income tax (benefit) provision represents state and local income taxes and the alternative minimum tax for Federal income purposes. In addition a deferred tax (benefit) or provision was provided due to an (increase) or reduction in the Company's deferred tax asset. Firetector retains approximately $440,000 of additional net operating loss carry forwards, the accounting benefits of which have been realized in prior periods.

Order Position

The Company's order position, excluding service, at December 31, 1999 amounted to $10,700,000 as compared to $10,300,000 at September 30, 1999 and $9,300,000 at December 31, 1998. The high level of order position reflects in part the Company's recent intensified marketing efforts. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues. The order position at December 31, 1999 does not have a mix of subcontractor work as significant as that experienced in the first quarter of fiscal 2000.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not Applicable

Item 2.  Changes in Securities.

         Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
         Not applicable

Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

         a.   Exhibits.

         Ex-27 Financial Data Schedule

         b.  Reports on Form 8-K
No Reports on Form 8-K were filed  during the quarter  ended  December 31, 1999.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRETECTOR, INC
                           (Registrant)


                           /S/JOHN A. POSERINA
                           -------------------
                           John A. Poserina,
                           Chief Financial Officer, Secretary
                           And Director

Date:  February 14, 2000