Form 10QSB
period 2000-03-31
FIRETECTOR INC
filed 2000-05-08
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
For the fiscal quarter ended___________March 31, 2000_______________________

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                         to

Commission file number________________0-17580__________________________

                                 FIRETECTOR INC.
             -------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                 11-2941299
(State or jurisdiction of incorporation     (IRS employer identification Number)
or organization)

                  262 Duffy Avenue, Hicksville, New York    11801
             -------------------------------------------------------
               (Address of Principal Executive Offices)   (Zip code)


                                 (516) 433-4700
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ X ] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2000, 1,704,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[    ]      No[ X ]







                         INDEPENDENT ACCOUNTANTS REPORT



The Board of Directors and Stockholders
Firetector Inc.


We have reviewed the accompanying consolidated condensed balance sheet, statement of operations and statement of cash flows of Firetector, Inc. and subsidiaries as of March 31, 2000, and for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

New York, New York

                        May 2, 2000 MOORE STEPHENS, P.C.
                          Certified Public Accountants

Part I - FINANCIAL INFORMATION

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                  March 31, 2000
                                                                  --------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $25,317
Accounts receivable, principally trade, less allowance
 for doubtful accounts of $282,341                                    5,808,316
Inventories                                                           2,514,414
Deferred taxes                                                          249,800
Prepaid expenses and other current assets                               197,520
                                                                    ------------
TOTAL CURRENT ASSETS                                                  8,795,367


PROPERTY, PLANT AND EQUIPMENT -at cost, less
 accumulated depreciation of $1,043,030                                 274,156

OTHER ASSETS                                                            246,782

DEFERRED TAXES                                                           40,000

                                                                              0
                                                                    ------------
TOTAL ASSETS                                                         $9,356,305
                                                                    ============

   See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                 March 31, 2000
                                                                ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable to Mirtronics                                           $183,778
Other notes payable - principally to related party                     75,929
Accounts payable and accrued expenses                               2,026,640
Unearned service revenue                                              317,838
Current portion of capital lease obligations                            6,377
                                                                   -----------
TOTAL CURRENT LIABILITIES                                           2,610,562
                                                                   -----------


Note payable to bank                                                2,635,815
Notes payable - principally to related party,
 less current portion                                                 189,294
Capital lease obligations, less current portion                        16,673
                                                                   -----------
TOTAL LIABILITIES                                                   5,452,344
                                                                   -----------

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding                                                 0
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 1,704,425 shares                      1,704
Capital in excess of par                                            5,278,490
Deficit                                                            (1,376,233)
                                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                                          3,903,961
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $9,356,305
                                                                   ===========

   See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            For the Six Months ended March 31,
                                                   2000                 1999
                                                ----------           ----------
Net sales                                       $6,528,982           $5,575,527
Service revenue                                  1,998,591            2,093,879
                                                ----------           ----------
Total revenues                                   8,527,573            7,669,406
                                                ----------           ----------

Cost of sales                                    4,626,633            3,689,714
Cost of service                                  1,310,112            1,397,953
Selling, general and administrative              2,309,689            2,100,049
Interest expense                                   129,250              105,972
Depreciation and amortization expense              103,828              104,390
                                                ----------            ---------
                                                 8,479,512            7,398,078
Income from  operations before provision        ----------            ---------
 for income taxes                                   48,061              271,328
Provision  for income taxes:
  Current                                            7,800               28,000
  Deferred                                          12,200               52,000
                                                 ---------            ---------
                                                    20,000               80,000
                                                 ---------            ---------
Net Income                                         $28,061             $191,328
                                                 =========            =========
Earnings Per Common Share
 Basic Earnings Per Share                            $0.02                $0.12
 Diluted Earnings Per Share                          $0.01                $0.11
                                                 =========            =========

Weighted Average Number of Common
  Shares Outstanding                             1,659,092            1,571,097
Weighted Average Number of Common and
  Potential Dilutive Common Shares Outstanding   1,874,733            1,665,590

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                 For the Three Months Ended
                             March 31,
                                                2000                    1999
                                             ----------              ----------
Net sales
Service revenue                              $3,713,013              $3,016,458
                                                996,219               1,092,632
                                             ----------              ----------
Total revenues                                4,709,232               4,109,090
                                             ----------              ----------

Cost of sales                                 2,443,336               2,075,226
Cost of service                                 661,341                 722,476
Selling, general and administrative           1,223,358               1,083,234
Interest expense                                 66,846                  54,676
Depreciation and amortization expense            51,490                  52,586
                                             ----------               ---------
                                              4,446,371               3,988,198
Income from  operations before provision
 for income taxes                               262,861                 120,892
Provision  for income taxes:
 Current                                         53,800                  13,000
 Deferred                                        66,200                  17,000
                                             ----------               ---------
                                                120,000                  30,000
                                             ----------               ---------
 Net Income                                    $142,861                 $90,892
                                             ==========               =========
Earnings per common share
Basic earnings per share                          $0.08                   $0.06
Diluted earnings per share                        $0.07                   $0.05
                                             ==========               =========
Weighted average number of common
 shares outstanding                           1,704,425               1,571,097
Weighted average number of common
 and potential dilutive common
 shares outstanding                           1,937,056               1,695,715

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Six Months Ended March 31,
                                                                   2000               1999
                                                                 --------           ---------
OPERATING ACTIVITIES
Net income                                                       $28,061            $191,328
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                    103,828             104,390
Provision for doubtful accounts                                   36,000              36,000
Changes in operating assets and liabilities:
Accounts receivable                                             (311,436)             32,263
Inventories, prepaid expenses and other
 current assets                                                 (281,786)           (663,068)
Deferred taxes                                                    12,200
Other assets                                                     (80,517)             50,683
Accounts payable and accrued expenses                           (100,853)            387,826
Unearned service revenue                                         (24,264)            (25,206)
Due to affiliated companies                                      (28,492)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            ---------            ---------
                                                                (647,259)            114,216
                                                               ---------            ---------
INVESTING ACTIVITIES
 Purchases of property, plant and equipment                      (54,861)            (33,276)
                                                               ---------            ---------
NET CASH (USED IN) INVESTING ACTIVITIES                          (54,861)            (33,276)
                                                               ---------            ---------
FINANCING ACTIVITIES

Principal payments on revolving line of credit, long-term
  debt, notes payable and capital lease obligations             (160,085)           (179,004)
Proceeds from revolving line of credit, notes payable
  and capital lease obligations                                  654,232              19,894
                                                               ---------           ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              494,147            (159,110)
                                                               ---------           ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (207,973)            (78,170)
Cash and cash equivalents at beginning of period                 233,290             104,914
                                                               ---------           ----------
Cash and cash equivalents at end of period                       $25,317             $26,744
                                                               ==========          ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes                                                     $25,686             $86,105
Interest                                                        $119,224

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2000 the Company incurred no capital lease obligations. During the six months ended March 31, 1999, the Company incurred capital lease obligations of $23,520, for the acquisition of equipment.

In the six months ended March 31, 2000, Geneterra Investment Corp. exercised 133,333 options to purchase common stock at $.90 per share. This amounted to $120,000 and was used to reduce Notes Payable to Mirtronics by a like amount. (See Note 4 - Transactions With Related Parties).

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1999.

2. INVENTORY

Inventories are priced at the lower of cost (firstin, firstout) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit for the three year period ending June 2001. The Credit Facility provides for interest at prime rate plus 3/4% on outstanding balances. At March 31, 2000 $2,635,815 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries. A $300,000 letter of credit previously provided by Mirtronics Inc., the Company's largest stockholder, an Ontario corporation ("Mirtronics"), as additional collateral was released by the lender in January 2000 based on the terms of the Credit Facility.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At March 31, 2000, the Company was not in default of any of its covenants.

4. NOTE PAYABLE TO MIRTRONICS

At March 31, 2000, the note payable to Mirtronics  totaled $183,834.  While this note is payable on demand, it is subordinate to and subject to a payment restriction under the Company's Credit Facility with it's bank.

                        FIRETECTOR INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS Continued
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


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

                        FIRETECTOR INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS Continued
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


5.  TRANSACTIONS WITH RELATED  PARTIES (CONTINUED)

"Other notes payable-principally to related party" represents a seven year installment promissory note (dated January 1, 1997) bearing interest of 4% per annum that was issued to a former officer/director of the Company in connection with a termination agreement.

6.  LEASES

In February 2000, the Company signed a seven-year lease agreement for 15,700 square feet of new office, warehouse, and production facilities. The new facility is located in Syosset, New York. Under the terms of the lease agreement, annual lease payments including common area charges begin at $167,600 per annum and escalate to $197,000 per annum in the seventh year. The Company is responsible for any increases in property taxes.

7.  EARNINGS PER SHARE

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

                        FIRETECTOR INC. AND SUBSIDIARIES
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS Continued
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



                                                      Three Months ended March 31,         Six Months ended March 31,
Basic EPS Computation                                   2000                1999               2000            1999
                                                      ----------------------------         --------------------------
 Net Income available to common
  shareholders                                        $142,861            $90,892             $28,061         $191,328
Weighted average outstanding shares                  1,704,425          1,571,097           1,659,092        1,571,097
    Basic EPS                                             $.08               $.06                $.02             $.12
                                                          ----               ----                ----             ----

Diluted EPS Computation                               Three Months ended March 31,         Six Months ended March 31,
                                                        2000              1999                 2000            1999
                                                      ----------------------------         ----------------------------
 Income available to common
  shareholders                                       $142,861            $90,892            $28,061         $191,328
 Impact of convertible obligations                         --                 --                 --               --
                                                     --------          ---------          ----------       ----------
Diluted net income                                   $142,861            $90,892            $28,061         $191,328
                                                    =========          =========          ==========       ==========
Weighted-average shares                             1,704,425          1,571,097          1,659,092        1,571,097
                                                    ---------          ---------          ----------       ----------
 Plus:  Incremental shares from
         assumed conversions
        Non Employee Stock Options                      5,982             43,334             28,077           35,833
        Employee Stock Options                         57,809             16,400             47,564           12,160
        Warrants*                                     168,839             64,884            140,000           46,500
                                                    ---------           --------           ---------       ---------
Dilutive potential common shares                      232,631            124,618            215,641           94,493
                                                    ---------           --------          ----------       ---------
             Adjusted weighted-average shares       1,937,056          1,695,715          1,874,733        1,665,590
                                                    ---------          ---------          ----------       ---------
             Diluted EPS                                 $.07               $.05               $.01             $.11
                                                         ----               ----               ----             ----

*Reflects 1998 warrants held by Mirtronics exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share. Excludes certain warrants convertible into 33,334 shares which were antidilutive in both 2000 and 1999 periods.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

The Company has a three-year revolving credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility"). The Credit Facility provides for a $3,000,000 revolving line of credit for a three year period through June, 2001. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. The Company owed $2,635,815 under the Credit Facility at March 31, 2000.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At March 31, 2000, the Company was not in default with any of its financial covenants.

Net cash (used) by operations for the six months ended March 31, 2000 amounted to $(647,259) as compared to cash being provided by operations of $114,216 for the comparable prior year period. The primary reason for the use of cash in operations was due to an increase in accounts receivable to support an $858,000 increase in sales, higher inventory to support a contract to be shipped in a subsequent period and reduction of accounts payable to take advantage of early payment discounts.

The ratio of the Company's current assets to current liabilities increased to approximately 3.37 to 1 at March 31, 2000 from 2.61 to 1 at March 31, 1999 due to a $1 million increase in accounts receivable coupled with a $330,000 reduction of current liabilities from pay down of notes payable and accounts payable and accrued expenses.

Results of Operations

Revenues

The Company's product revenues during the three and six months ended March 31, 2000, increased to $3,713,013 and $6,528,982 as compared to $3,016,458 and
$5,575,527 for the comparable prior year periods, representing increases of 23% and 17% for the respective periods. These increases in product revenues resulted from delivery of several large audio/visual projects in the New York City market area and from higher shipments of life safety product in the Company's Dallas, Texas market area. The 2000 year periods also experienced shipment of a large communication system to a rail car manufacturer that carried a very low gross margin due to the introduction of a new product and cost overruns related to technical problems.

Service revenues during the same three and six month periods of 2000 were $996,219 and $1,998,591 as compared to $1,092,632 and $2,093,879, respectively, for the comparable prior year periods. The decrease in service revenues in the current three and six month periods primarily reflects a decline in call-in maintenance service on fire systems and competitive pricing on service contracts.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Gross Profit

Gross profit on product revenues for the three months and six months ended March 31, 2000, increased to $1,269,677 and $1,902,349 as compared to $941,232 and
$1,885,813, representing increases of 34% and 1% for the respective periods. The increase in gross profit in the current three-month period is related to higher sales with higher gross margins due to improved product mix. The increase in gross margin for the current six-month period was limited to 1% improvement on a sales increase of 17% due to product mix that included the effect of $400,000 of subcontractor work with minimal gross margins and shipment of low gross margin rail car communication product as noted above.

Gross profit on service revenues for the three and six months periods ended March 31, 2000 declined to $334,878 and $688,479, as compared to $370,156 and $695,926, respectively. While gross margin on service revenues ranged between 33% and 34% for each period, the absolute decline in service gross margin is primarily due to a decrease in call-in service revenue.

Income Before Tax

Income from operating activities for the three and six month periods ended March 31, 2000 were $262,861 and $48,061, respectively as compared with income from operations of $120,892 and $271,328 for the comparable 1999 periods. The increase in operating income during the three month period of 2000 is primarily attributed to the increase in product revenues and related gross margin. However, this contribution to operating income was mitigated to some extent by a 13% increase in selling, general and administrative expenses. Operating income for the six month period of 2000 declined and was effected by product mix that included subcontractor work with minimal gross margin and shipment of a low margin rail car communication product (new product introduction with cost overruns due to development problems) and from a $209,640 or 10% increase in selling, general and administrative expenses to support higher product sales. During the past two years the Company has intensified its marketing efforts and expanded its product territory. This effort has resulted in higher revenue and an improvement in new order bookings and quotation activity (see new order information below). The new marketing and support structure that is in place contributed to the higher level of shipments.

Tax Provision

The Company's current income tax provision represents state and local income taxes and the alternative minimum tax for Federal income purposes. In addition a deferred tax provision was provided for the reduction in the Company's deferred tax asset to reflect the utilization of the Company's net operating loss carryforward. Firetector retains approximately $200,000 of additional net operating loss carry forwards, the accounting benefits of which have been realized in prior periods.

Order Position

The Company's order position, excluding service, at March 31, 2000 amounted to $10,500,000 as compared to $10,700,000 at December 31, 1999 and $8,200,000 at
September 30, 1999. The high level of order position reflects in part the Company's recent intensified marketing efforts. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues. The order position at March 31, 2000 does not have a mix of subcontractor work as significant as that experienced in the six months of fiscal 2000.

Part II-OTHER INFORMATION


Item 1.  Legal Proceedings.

                  Not Applicable

Item 2.  Changes in Securities.

                  Not applicable

Item 3.  Defaults Upon Senior Securities.

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

The Registrant's Annual Meeting of Stockholders was held on March 23, 2000. At the meeting, Stockholders considered and voted upon (1) the election of five (5) directors to Firetector's Board of Directors, and appointment of Moore Stephens, P.C. as Firetector's Auditors for the fiscal year ending September 30, 2000.

The five nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.

          MATTER                           FOR             AGAINST          ABSTAINED
----------------------------------------------------------------------------------
Daniel Tamkin                          1,579,653             2,721             0
----------------------------------------------------------------------------------
John Poserina                          1,579,653             2,721             0
----------------------------------------------------------------------------------
Henry Schnurbach                       1,579,653             2,721             0
----------------------------------------------------------------------------------
Joseph Vitale                          1,579,653             2,721             0
----------------------------------------------------------------------------------
Dennis McConnell                       1,579,653             2,721             0
----------------------------------------------------------------------------------
Auditors                               1,634,305             1,391           678
----------------------------------------------------------------------------------

Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

 a.   Exhibits.
      Ex-27 Financial Data Schedule

 b.  Reports on Form 8-K
     No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

Date:  May 14, 2000