Form 10QSB/A
period 2000-03-31
FIRETECTOR INC
filed 2000-05-08
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB/A-1

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

In September 1998, the Company entered into a Debt Matching Agreement with Mirtronics whereby an aggregate of $508,619 due to Firetector by Mirtronics was applied to reduce the notes payable and interest due by Firetector to Mirtronics. As a consequence of this debt matching agreement, the $225,000 Non-Convertible note with interest of $13,870 was satisfied in full and the $620,000 Convertible Note with interest of $38,219 was reduced to a new balance of $392,973. As a result of principal and interest payments made this obligation was reduced to $183,778 as of March 31, 2000. In addition, the right to convert this note into 413,333 shares of common stock was surrendered in consideration for a new warrant to purchase 310,000 shares of common stock (the "1998 warrants"). These 1998 warrants are exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share.

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

Order Position

The Company's order position, excluding service, at March 31, 2000 amounted to $10,900,000 as compared to $10,700,000 at December 31, 1999 and $8,200,000 at
September 30, 1999. The high level of order position reflects in part the Company's recent intensified marketing efforts. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues. The order position at March 31, 2000 does not have a mix of subcontractor work as significant as that experienced in the six months of fiscal 2000.

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