Form 10QSB
period 2000-06-30
FIRETECTOR INC
filed 2000-08-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF
       1934

 For the fiscal quarter ended___________June 30, 2000_______________________


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                         to

 Commission file number________________0-17580__________________________

                                 FIRETECTOR INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                 11-2941299            .
------------------------------------------------------------------------------
(State or jurisdiction of                 (IRS employer identification Number)
incorporation or organization)


                  209 Lafayette Drive, Syosset, New York 11791
          -------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip code)


                                 (516) 433-4700
                           ---------------------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes[ X ]        No[    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2000, 1,704,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes[    ]    No[ X ]

         Item 1.  Financial Statements.

          Consolidated Balance Sheet as at June 30, 2000                       4

          Consolidated Statements of Operations for the Nine Month             6
            Periods Ended June 30, 2000 and 1999

          Consolidated Statements of Operations for the Three Month            6
            Periods Ended June 30, 2000 and 1999

          Consolidated Statements of Cash Flows for the Nine                   7
            Month Periods Ended June 30, 2000 and 1999

          Notes to Consolidated Financial Statements                           8

         Item 2.  Management's Discussion and Analysis of Financial           11
                  Condition and Results of Operations

Part II - Other Information

         Item 1.    Legal Proceedings.                                        13

         Item 2.    Changes in Securities.                                    13

         Item 3.    Defaults Upon Senior Securities.                          13

         Item 4.    Submission of Matters to a Vote of Security.              13
                     Holders.

         Item 5.    Other Information.                                        13

         Item 6.    Exhibits and Reports on Form 8-K                          13

         Signatures                                                           14

                         INDEPENDENT ACCOUNTANTS REPORT



The Board of Directors and Stockholders
Firetector Inc.

We have reviewed the accompanying consolidated condensed balance sheet, statement of operations and statement of cash flows of Firetector, Inc. and subsidiaries as of June 30, 2000, and for the three- month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

New York, New York

August 2, 2000                      MOORE STEPHENS, P.C.
                                Certified Public Accountants

Part I - FINANCIAL INFORMATION

                        FIRETECTOR INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)




                                                               June 30,
                                                                 2000
                                                            -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $156,880
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $260,815                        5,327,015
  Inventories                                                 2,634,691
  Deferred taxes                                                262,000
  Prepaid expenses and other current assets                     235,096
                                                            ------------
TOTAL CURRENT ASSETS                                          8,615,682
                                                            ------------

PROPERTY, PLANT AND EQUIPMENT -at cost, less
   accumulated depreciation of $1,083,299                       274,903

OTHER ASSETS                                                    205,422

DEFERRED TAXES                                                   40,000
                                                            -------------
TOTAL ASSETS                                                  9,136,007
                                                            =============

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                      June 30,
                                                                        2000
                                                                     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable to Mirtronics                                          $188,372
   Other notes payable - principally to related party                    75,382
   Accounts payable and accrued expenses                              2,339,781
   Unearned service revenue                                             366,658
   Current portion of capital lease obligations                           7,057
                                                                     -----------
TOTAL CURRENT LIABILITIES                                             2,977,250
                                                                     -----------

   Note payable to bank                                               1,874,176
   Notes payable - principally to related party, less
    current portion                                                     170,560
   Capital lease obligations, less current portion                       14,630
                                                                     -----------
TOTAL LIABILITIES                                                     5,036,616
                                                                     -----------
STOCKHOLDERS' EQUITY
  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,704,425 shares                   1,704
  Capital in excess of par                                            5,278,490
  Deficit                                                            (1,180,803)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                            4,099,391
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $9,136,007
                                                                     ===========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Nine Months ended June 30,
                                                2000                 1999
                                            --------------        ------------
Net sales                                   $10,160,377            $9,254,047
Service revenue                               3,111,223             3,082,690
                                            --------------        ------------
Total revenues                                13,271,600           12,336,737
                                            --------------        ------------


Cost of sales                                  6,926,152            6,197,644
Cost of service                                2,075,736            2,161,873
Selling, general and administrative            3,559,763            3,227,088
Interest expense                                 188,238              187,109
Depreciation and amortization expense            153,221              162,387
Other (income) - net                                                   (8,578)
                                            --------------        ------------
                                              12,903,110           11,927,523
                                            --------------        ------------
Income from  operations before provision
  for income taxes                               368,490              409,214

Provision  for income taxes:
   Current                                       145,000               35,000
   Deferred                                            0               80,000
                                            --------------         -----------
                                                 145,000              115,000
                                            -------------          -----------
Net Income                                      $223,490             $294,214
                                            =============          ===========

Earnings Per Common Share
  Basic Earnings Per Share                         $0.13                $0.19
  Diluted  Earnings Per Share                      $0.12                $0.17
                                            ==============         ===========

Weighted Average Number of Common
   Shares Outstanding                          1,675,092            1,571,097

Weighted Average Number of Common
  and Potential Dilutive Common Shares

  Outstanding                                  1,862,582            1,698,926

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended
                                                        June 30,
                                              2000                   1999
                                          ------------          ------------

Net sales                                  $3,631,395            $3,678,520
Service revenue                             1,112,632               988,811
                                          ------------          ------------
Total revenues                              4,744,027             4,667,331
                                          ------------          ------------
Cost of sales                               2,299,519             2,507,930
Cost of service                               765,624               763,920
Selling, general and administrative         1,250,074             1,127,014
Interest expense                               58,988                81,112
Depreciation and amortization expense          49,393                57,997
Other (income) - net                                0                (8,578)
                                          ------------          ------------
                                            4,423,598             4,529,395
                                          ------------          ------------
Income from  operations before provision
  for income taxes                            320,429               137,936

Provision  for income taxes:
   Current                                    137,200                 7,000
   Deferred                                   (12,200)               28,000
                                          ------------          ------------
                                              125,000                35,000
                                          ------------          ------------
Net Income                                   $195,429              $102,936
                                          ============          ============
Earnings per common share
  Basic earnings per share                      $0.11                 $0.07
  Diluted earnings per share                    $0.11                 $0.06
                                          ============          ============

Weighted average number of common
  shares outstanding                        1,704,425             1,571,097

Weighted average number of common
  and potential dilutive
  common shares outstanding                 1,832,834              1,749,851

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              For the Nine Months Ended June 30,
                                                      2000              1999
                                                  -----------         ----------
OPERATING ACTIVITIES
Net income                                          $223,490           $294,214
 Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Depreciation and amortization                      153,221            162,387
  Provision for doubtful accounts                     54,000             54,000
 Changes in operating assets and liabilities:

  Accounts receivable                                151,865           (651,795)
  Inventories, prepaid expenses and other
   current assets                                   (439,639)           552,499)
  Other assets                                       (48,281)            84,156
  Accounts payable and accrued expenses              212,288            476,462
  Unearned service revenue                            24,556            (21,298)
  Due to affiliated companies                        (23,898)            30,215
                                                   ----------         ----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                               307,602           (124,158)
                                                   ----------         ----------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment         (95,877)           (98,163)
                                                   ----------         ----------
NET CASH (USED IN) INVESTING
  ACTIVITIES                                         (95,877)           (98,163)
                                                   ----------         ----------
FINANCING ACTIVITIES

  Principal payments on revolving line of
    credit, long-term debt, notes payable
     and capital lease obligations                   (347,144)          (81,051)
  Proceeds from revolving line of credit,
    notes payable and capital lease
    obligations                                        59,009           378,074
                                                   -----------        ----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                               (288,135)          297,023
                                                   -----------        ----------

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (76,410)           74,702


Cash and cash equivalents at beginning
   of period                                          233,290           104,914
                                                   -----------        ----------
Cash and cash equivalents at end of period           $156,880          $179,616
                                                   ===========        ==========
(continued)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes                                     $56,972           $80,836
     Interest                                        $177,798          $170,501

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

During the nine months ended June 30, 2000 the Company incurred no capital lease obligations. During the nine months ended June 30, 1999 the Company incurred capital lease obligations of $23,520 for the acquisition of equipment.

In the nine months ended June 30, 2000, Geneterra Investment Corp. exercised 133,333 options to purchase common stock at $.90 per share. This amounted to $120,000 and was used to reduce Notes Payable to Mirtronics by a like amount. (See Note 4 - Transactions With Related Parties).

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 2000

 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 1999.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit which has been extended to expire in July 2001. The Credit Facility provides for interest at prime rate (9.5%) plus 3/4% on outstanding balances. At June 30, 2000 $1,874,176 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries. A $300,000 letter of credit previously provided by Mirtronics Inc., the Company's largest stockholder, an Ontario corporation ("Mirtronics"), as additional collateral was released by the lender in January 2000 based on the terms of the Credit Facility.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At June 30, 2000, the Company was not in default of any of its covenants.

4.   NOTE PAYABLE TO MIRTRONICS

At June 30, 2000, the note payable to Mirtronics totaled $188,372 and carries an interest rate of 10%. While this note is payable on demand, it is subordinate to and subject to a payment restriction under the Company's Credit Facility with its bank.

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

In September 1998, the Company entered into a Debt Matching Agreement with Mirtronics whereby an aggregate of $508,619 due to Firetector by Mirtronics was applied to reduce the notes payable and interest due by Firetector to Mirtronics. As a consequence of this debt matching agreement, the $225,000 Non-Convertible note with interest of $13,870 was satisfied in full and the $620,000 Convertible Note with interest of $38,219 was reduced to a new balance of $392,973. As a result of principal and interest payments made this obligation was reduced to $188,372 as of June 30, 2000. In addition, the right to convert this note into 413,333 shares of common stock was surrendered in consideration for a new warrant to purchase 310,000 shares of common stock (the "1998 warrants"). These 1998 warrants are exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share.

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

7.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations effective with the Company's quarter ending December 31, 1997. Basic EPS excludes dilution and is based on the weighted- average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants and convertible notes and preferred stock.

                                             Three Months ended June 30,        Nine Months ended June 30,
                                            ----------------------------       --------------------------
Basic EPS Computation                        2000            1999                2000              1999
                                           ---------      ----------           ---------        ---------
Net Income available to common
  shareholders                             $195,429        $102,936             $223,490         $294,214
Weighted average outstanding share        1,704,425       1,571,097            1,675,092        1,571,097
 Basic EPS                                     $.11            $.07                 $.13             $.19
                                          =========       =========            =========        =========



Diluted EPS Computation                      Three Months ended June 30,        Nine Months ended June 30,
                                            -----------------------------------------------------
                                             2000            199                 2000              1999
                                           -------        ---------            ----------       ----------
Income available to common
  shareholders                             $195,429        $102,936             $223,490         $294,214
Impact of convertible obligation
Diluted net income                         $195,429        $102,936             $223,490         $294,214
                                           ========        ========             ========         ========

Weighted-average shares                   1,704,425       1,571,097            1,675,092        1,571,097
                                          ---------       ---------            ---------        ----------
 Plus:  Incremental shares from
        assumed conversions

     Non Employee Stock Options                              56,756               17,239           44,103
     Employee Stock Options                  32,057          24,213               43,026           16,957
     Warrants*                               96,352          97,785              127,225           66,769
                                            --------       --------             --------         --------
Dilutive potential common shares            128,409         178,754              187,490          127,829
                                            --------       --------             --------         ---------
 Adjusted weighted-average shares         1,832,834       1,749,851            1,862,582        1,698,926
                                          ----------      ---------            ---------        ---------
 Diluted EPS                                   $.11            $.06                 $.12             $.17
                                          ==========      =========            =========        ==========

*Reflects 1998 warrants held by Mirtronics exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share. Excludes certain warrants convertible into shares which were antidilutive in both 2000 and 1999 periods.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

 The Company has a three-year revolving credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility"). The Credit Facility provides for a $3,000,000 revolving line of credit which has been extended to July, 2001. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all assets of its operating subsidiaries. The Company owed $1,874,176 under the Credit Facility at June 30, 2000.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At June 30, 2000, the Company was not in default with any of its financial covenants.

Net cash provided by operations for the nine months ended June 30, 2000 amounted to $307,602 as compared to cash being (used) by operations of $124,158 for the comparable prior year period. The primary reason for cash being provided by operations in fiscal 2000 is due to faster collections which produced a decrease in accounts receivable even though sales were higher in this period by $935,000. However, cash provided by operations was limited by higher inventory to support several contracts to be shipped in future periods.

The ratio of the Company's current assets to current liabilities increased to approximately 2.89 to 1 at June 30, 2000 from 2.74 to 1 at June 30, 1999 due to a $11,000 decrease of current liabilities resulting from a reduction of notes payable and from a $222,000 increase in current assets, principally inventory to support projects to be shipped in future periods.

Results of Operations

Revenues

The Company's product revenues during the three and nine months ended June 30, 2000, amounted to $3,631,395 and $10,160,377 as compared to $3,678,520 and
$9,254,047 for the comparable prior year periods, representing a decrease of 1% for the three month period and an increase of 10% for the nine month period. However, the three month period of fiscal 2000 benefitted from an engineering and product management contract which carries a high gross margin. The increase in product revenues for the nine month period resulted from delivery of several large audio/visual projects in the New York City market area and from higher shipments of life safety product in the Dallas, Texas market area. The nine month period of fiscal 2000 also included shipment of another large communication system, to a rail car manufacturer that generated a very low gross margin due to cost overruns from technical problems on a new product (subsequently resolved).

Service revenues during the same three and nine month periods of 2000 were $1,112,632 and $3,111,223 as compared to $988,811 and $3,082,690, respectively, for the comparable prior year periods. The increase in service revenues in the fiscal 2000 periods reflect an increase in call-in maintenance service on fire systems.

Gross Profit

Gross profit on product revenues for the three months and nine months ended June 30, 2000, increased to $1,331,876 and $3,234,225 as compared to $1,170,590 and
$3,056,403, representing increases of 14% and 6% for the respective periods. The increase in gross profit in the current three-month period is related to improved product mix (including an engineering and product management contract). The increase in gross margin for the current nine-month period was only 6% due to product mix that included the effect of $465,000 of subcontractor work (with minimal gross margins) and shipment of low gross margin rail car communication product as noted above.

Gross profit on service revenues for the three and nine months periods ended June 30, 2000 increased to $347,008 and $1,035,487, as compared to $224,891 and
$920,817, respectively. The increase in gross margin on service revenues is primarily due to an increase in call-in service revenue for the fiscal 2000 periods.

Income Before Tax

Income from operating activities for the three and nine month periods ended June 30, 2000 were $320,429 and $368,490, respectively as compared with income from operations of $137,936 and $409,214 for the comparable 1999 periods. The increase in operating income during the three month period of fiscal 2000 is primarily attributed to improved product mix and related gross margin. However, this contribution to operating income was mitigated to some extent by a 10% increase in selling, general and administrative expenses. Approximately $50,000 or 4% of the increase for the current quarter was due to cost of moving the Company's Long Island operations to a new facility in Syosset, NY. Operating income for the nine month period of fiscal 2000 declined and was effected by product mix that included certain subcontractor work with minimal gross margin and shipment of a low margin rail car communication product (new product introduction with cost overruns due to development problems) and from a $332,675 or 10% increase in selling, general and administrative expenses to support higher product sales. During the past two years the Company has intensified its marketing efforts and expanded its product territory. This effort has resulted in higher revenue and an improvement in new order bookings and quotation activity (see new order information below). The new marketing and support structure that is in place has contributed to the higher level of shipments.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes that resulted in an effective rate of 39%. In fiscal 1999, the Company was only subject to the alternative minimum tax for federal income tax purposes. Also, in 1999, a deferred tax provision was provided for the reduction in the Company's deferred tax asset to reflect the utilization of the Company's net operating loss carryforward.

Order Position

The Company's order position, excluding service, at June 30, 2000 amounted to $10,800,000 as compared to $10,900,000 at March 31,2000 and $8,300,000 at

June 30, 1999. The high level of order position reflects in part the Company's recent intensified marketing efforts. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues. However, the order position at June 30, 2000 does not, include subcontractor work to the same extent as that which was performed during the first nine months of fiscal 2000.

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

                  Not applicable

Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

          a.   Exhibits.
                Ex-27 Financial Data Schedule

          b.  Reports on Form 8-K
                    No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

Date:  August 14, 2000