Form 10KSB
period 2000-09-30
FIRETECTOR INC
filed 2000-12-21
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB
  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         Commission File Number 0-17580

                                 FIRETECTOR INC.
              (Exact name of Small Business Issuer in its charter)

           Delaware                                 11-2941299
(State  or  other   jurisdiction  of            (I.R.S.   Employer
incorporation or organization)                  Identification No.)

209 Lafayette Drive, Syosset, New York               11791
(Address of  principal executive offices)          (zip code)

Issuer's telephone number, including area code:  (516) 433-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $19,087,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 14, 2000 was $748,536.

      As of December 14, 2000, the Registrant had 1,704,425 shares of Common Stock outstanding.

Documents Incorporated by Reference: Definitive Proxy Statement to be filed.

`
PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

   Firetector Inc. ("Firetector" or the "Company") is a Delaware corporation organized in October 1988 to acquire controlling interests in companies engaged in the design, manufacture, sale and servicing of fire, life safety security, energy management, intercom, audio-video communication and other systems. Reference to Firetector or the Company include operations of each of its subsidiaries except where the context otherwise requires. Firetector's business is conducted through subsidiaries in New York City metropolitan area and Dallas Texas.

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

Research and Development

     During the fiscal years ended September 30, 2000 and 1999, Firetector spent approximately $135,000 and $129,000, respectively, for research and development of Firetector's life safety and communication systems.

Customers and Suppliers

     For the fiscal years ended September 30, 2000 and 1999, no customer accounted for more than 10% of Firetector's revenues.

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

Employees

    Firetector and its subsidiaries have 125 full time employees, including 44 New York hourly employees that are covered by a Collective Bargaining Agreement expiring June 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 15,700 square feet of office, manufacturing and warehouse space in Syosset, New York under a seven year lease expiring June 2007, The rental schedule provides for monthly rent of $13,966 during the first and second years of the initial term and with 3.3% yearly increases for the third thru seventh years.

    The Company has a lease for approximately 4,000 square feet of office and warehouse space in New York City. The lease term runs from October 1, 2000 through October 1, 2003. The lease agreement provided for annual rental fees of $115,000, which includes the cost of certain services including electricity. This lease can be terminated by either party giving 180 days notice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Firetector's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 1998 through September 30, 2000 which quotations were obtained from the National Association of Securities Dealers Inc.

Common Stock
Quarter Ended                   BID                         ASK
                         High         Low           High          Low
                         -------------------------------------------------------
December 31, 1998        1 3/8          1/16       1 1/2            7/8
March 31, 1999           2 3/16      1 1/32        2 1/4         1 3/32
June 30, 1999            2 1/8       1 1/8         2 3/16        1 3/16
September 30, 1999       3 3/4       1 5/16        3 7/8         1 13/32
December 31, 1999        2           1 1/8         2 7/32        1 7/32
March 31, 2000           4           1 9/16        4 3/16        1 5/8
June 30, 2000            1 15/16     3 1/8         1 15/16       1 7/16
September 30, 2000       1 7/8       1 1/4         1 31/32       1 5/16

     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 14, 2000, there were 452 record holders of Firetector's Common Stock.

     On December 14, 2000 the bid and ask prices for the Common Stock were $.90 and $.84, respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

In September 2000, the Company's $3 million dollar credit facility with Citizens Business Credit of Boston (the "Credit Facility") was amended to extend the expiration date from June 2001 to December, 2004. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Originally the terms of the credit facility also required a $300,000 letter of credit by Mirtronics, Inc., an Ontario corporation which is the Company's largest stockholder ("Mirtronics"). The letter of credit was released by the lender in January, 2000 based on the terms of the Credit Facility.

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The company is also required to maintain certain financial ratios. At September 30, 2000, the Company was not in default with any of its financial covenants and at such time owed $1,433,000 under the credit facility.

     Net cash provided by operations for the twelve months ended September 30, 2000 amounted to $621,000 as compared to $3,000 for the comparable prior period. The primary reason for the increased amount of cash provided by operations was due to an increase of $324,000 in operating profit before taxes. This increased profit was achieved with only a $82,000 increase in inventory; while the prior year period required a $353,000 increase in inventory to support the sales anticipated in 2000. Also contributing to cash being provided by operations in 2000 was a $352,000 increase in accrued expenses, as well as, a $295,000 increase in taxes payable. The higher level of revenues in 2000 (an increase of $2.2 million) was achieved without an increase in working capital requirements. Accordingly the resulting cash flow was primarily used to reduce borrowing under the Credit Facility by $607,000. The Company anticipates maintaining its future cash position through continuation of the negotiation of certain terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in timely fashion, resulting in faster final payments. It is the intention of the Company to closely monitor this program throughout fiscal 2001.

     The ratio of the Company's current assets to current liabilities declined to approximately 2.55 to 1 at September 30, 2000 compared to 2.83 at September 30, 1999. This decrease is primarily due to the accrual in 2000 of federal income taxes payable as the company's net operating loss carryforward was fully utilized.

     Firetector's terms of sale are net 30 days. However, the normal receivable collection period is 60-120 days, exclusive of retainage, because certain governmental regulations and the Company's frequent status as a subcontractor (entitled to pro rata payments as the general project is completed) extend the normal collection period. Firetector believes this is a standard industry practice. Firetector's receivable experience is consistent with the industry as a whole and will likely continue. This could be considered an area of risk and concern. However, due to the proprietary nature of Firetector's systems, many projects require Firetector's cooperation to secure a certificate of occupancy and/or to activate/operate a life safety system, thus assisting Firetector's collection of a significant portion or even total payment, even when Firetector's immediate account debtor's (contractor) creditors have seized a project.

RESULTS OF OPERATIONS

Revenues

     Total revenues in 2000 were $19.1 million, an increase of 13% compared to revenues of $16.9 million in 1999. This increase was primarily due to a 17% increase in product revenues in 2000 to $14.9 million as compared to $12.8 million in 1999. The product revenue increase is the result of the Company's intensified and broadened marketing which generated transit and commercial projects including several large audio/visual projects for a museum, a major New York City rail station complex, several professional organizations, and the second phase of a major airport facility. The Company also experienced increased revenues from its fire alarm product line due in part from expansion into the Long Island, NY market area.

     Service revenues increased 2% in 2000 to $4,166,000. The increase in service revenues reflects higher call-in maintenance service on life safety systems.

Gross Profit

     Gross profit dollars from product revenues increased 19% in 2000 to $5,025,000 as a result of the 17% increase in product sales. Gross profit margin on product revenues increased to 34.0% in 2000 compared to 33.0% in 1999, due to the higher gross profit contribution to generally fixed overhead and from an engineering and project management contract which carried a high gross margin.

     Gross profit margin on service revenues increased slightly in 2000 to 29.7% from 29.1% in 1999. This increase reflects the effect of higher call-in maintenance service revenue in 2000 on essentially fixed overhead. This improvement was achieved in spite of certain wage increases to service technicians in both New York and Dallas.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses (S G+A) increased by 11% in 2000 over 1999 primarily as a result of the Company's expanded marketing program. This expansion in marketing effort has resulted in higher revenues and related profitability during 2000. The increase in S G + A includes commission expense related to higher product revenues and included one time expenses of $75,000 (2% of the increase in S G + A) to relocate the Company's operations to a new facility in Syosset, NY. Occupancy costs also increased for the Company's service facility in New York City due to increasing rental rates throughout New York City. However, selling, general and administrative expenses as a percent of sales declined to 26.3 % from 26.5% due to the increase in revenues.

Income Before Tax

     Operating income increased in 2000 to $834,000 compared to $510,000 in fiscal 1999. The improvement in operating income was primarily the result of increased gross margin from higher product revenues in 2000. However, the improvement in gross margin was offset by increased selling, general and administrative expenses as noted above and by higher interest expense due to an increase in the prime lending rate under the Company's Credit Facility. Favorably affecting operating income was lower depreciation and amortization in 2000 as certain assets became fully depreciated.

Tax Provisions

     The Company's current income tax provision represent state and local income taxes as well as a federal income tax provision, In 1999, the alternative minimum tax for Federal income purposes also applied. In addition, deferred taxes were provided in 2000 and 1999 on income to be reported in future taxable periods. During 2000, Firetector fully utilized the balance ($310,000) of its net operating loss carry forwards, the accounting benefits of which was realized in prior periods.

Order Position

     Firetector's order position, excluding service, decreased to $7.8 million at September 30, 2000 from $10.3 million at September 30, 1999 reflecting the shipment in 2000 of significant orders received in 1999 from several major subway complexes, a major transportation center, and an airport facility. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor, and expects to be active in seeking orders where the Company would act as a prime contractor.

Plan of Operations

     During  fiscal  2001,  Management  intends  to  continue  to  focus  on its intensified marketing programs that were begun in 1998 and to continue to contain or monitor fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Enhancements in recent years to Firetector's management information systems and methods of approving and monitoring project costs have improved Management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. Management will also focus its efforts in 2001 to improve accounts receivable collections.

 INFLATION

     The impact of inflation on the Company's business operations has not been material in the past. Casey's labor costs are normally controlled by union contracts covering a period of two years and its material costs have remained relatively stable. However in July of 1999, after a brief work stoppage (strike), the Company and its union agreed to a new three year contract that provides for wage increases of 5% in each year. During 2001, certain union members, upon passing certain test requirements, will be moving up to higher paying categories that have multiple salary steps per year in excess of the 5% contractual level. In addition, the demand of highly skilled professionals has resulted in the need to assess salary levels in order to remain competitive in both Dallas, Texas and the New York City, New York metropolitan areas. It is expected that required salary adjustments will exceed normal increases given in the past. The Company will try to mitigate the effect of these increases in labor costs by price increases, if possible, and expense reductions.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements required to be filed hereunder are indexed at Page 11 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective September 8, 2000 the Board of Directors elected to change independent accountants. Accordingly, the public accounting firm of Moore Stephens, P.C. was notified that the client-auditor relationship would not be renewed and the public accounting firm of Marcum & Kliegman, LLP was engaged to audit the Company's financial statements for the year 2000.

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

3.2  By-Laws of the Company (2)

4.1  Specimen Common Stock Certificate (2)

10.1 Credit Agreement dated June 23, 1998 between Firetector Inc. as Borrower and Citizens Business Credit Company as Lender (4)

10.2 Debt Matching Agreement dated as of September 30, 1998 between Firetector Inc. and Mirtronics Inc. (4)

10.3 Amended Debt/Equity Agreement dated February 19, 1998 between Firetector Inc. and Mirtronics Inc.(4)

10.4 1997 Non-Qualified Stock Option Plan (Exhibit 10.6)(3)

10.4 Employment Agreement, dated as of January 1, 1997 between Firetector Inc. and John A. Poserina (Exhibit 10.10)(3)

10.5 Form of First Amendment to Credit Agreement dated October, 2000 between Firetector Inc. as Borrower and Citizens Business Credit Company as Lender

10.6 Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (5)

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

(5)  To be filed by amendment

     (b)  Reports on Form 8-K

On September 15, 2000, the Registrant filed a Current Report on Form 8-K reporting on Item 4 Changes in Registrant's Certifying Accountant.

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

Dated: December 21, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                               DATE

/s/Daniel S. Tamkin             Chairman,                      December 21, 2000
 ----------------------         Chief Executive Officer
 Daniel S. Tamkin               and Director

/s/Joseph Vitale               President, Chief Operating
                               Officer and Director            December 21, 2000
- ----------------------
  Joseph Vitale

/s/John A. Poserina             Vice President,                December 21, 2000
                                Chief Financial Officer
- ----------------------        Treasurer, Secretary, and Director
 John A. Poserina

/s/Henry Schnurbach             Director                       December 21, 2000
- ----------------------
  Henry Schnurbach

/s/Dennis P. McConnell          Director                       December 21, 2000
- ----------------------
 Dennis P. McConnell

                       Index to Consolidated Financial Statements

                        Firetector Inc. and Subsidiaries

                                     Item 7

Report of Independent Auditors ..........................................


Audited Consolidated Financial Statements

Consolidated Balance Sheet-September 30, 2000 ...........................

Consolidated Statements of Income
 Years Ended September 30, 2000 and 1999 ................................

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 2000 and 1999 ................................

Consolidated Statements of Cash Flows
 Years Ended September 30, 2000 and 1999 ................................

Notes to Consolidated Financial Statements ..............................

                           Independent Auditors Report

To the Stockholders and Board of Directors of Firetector Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Firetector Inc. and its subsidiaries as of September 30, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Firetector Inc. and its subsidiaries as of September 30, 2000 and the consolidated results of their consolidated operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


November 28, 2000                       MARCUM & KLIEGMAN LLP
New York, NY

                         Report of Independent Auditors

The Board of Directors and Stockholders
Firetector Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Firetector Inc and its subsidiaries for the year ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Firetector Inc and its subsidiaries for the year ended September 30, 1999, in conformity with generally accepted accounting principles.

New York, NY
December 3, 1999
                                         MOORE STEPHENS,  P. C.

                         Part I - FINANCIAL INFORMATION
                        FIRETECTOR INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                September 30,
                                                                    2000
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                       $  239,000
 Accounts receivable, principally trade, less allowance
  for doubtful accounts of $349,000                               6,117,000
 Inventories                                                      2,337,000
 Deferred taxes                                                     243,000
 Prepaid expenses and other current assets                          127,000
                                                                 -----------
TOTAL CURRENT ASSETS                                             $9,063,000
                                                                 -----------


PROPERTY, PLANT AND EQUIPMENT -at cost, less
  accumulated depreciation of $1,004,000                            342,000

OTHER ASSETS                                                        174,000

DEFERRED TAXES                                                       34,000

                                                                 -----------
TOTAL ASSETS                                                     $9,613,000
                                                                 ===========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                September 30,
                                                                    2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable to Mirtronics                                    $  243,000
   Other notes payable - principally to related party                85,000
   Accounts payable and accrued expenses                          2,860,000
   Unearned service revenue                                         375,000
   Current portion of capital lease obligations                      23,000
                                                                 -----------
TOTAL CURRENT LIABILITIES                                         3,586,000
                                                                 -----------


   Note payable to bank                                           1,433,000
   Notes payable - principally to related party,
    less current portion                                            155,000
   Capital lease obligations, less current portion                   89,000
                                                                 -----------
TOTAL LIABILITIES                                                 5,263,000
                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,704,425 shares               2,000
  Capital in excess of par                                        5,279,000
  Deficit                                                          (931,000)
                                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                                        4,350,000
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $9,613,000
                                                                 ===========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            For the Year Ended September 30,
                                                               2000                  1999
                                                          -----------            -------------
Net sales                                                 $14,921,000            $12,795,000
Service revenue                                             4,166,000              4,097,000
                                                          ------------           ------------
Total revenues                                             19,087,000             16,892,000
                                                          ------------           ------------


Cost of sales                                               9,896,000              8,562,000
Cost of service                                             2,928,000              2,873,000
Selling, general and administrative                         5,016,000              4,485,000
Interest expense                                              249,000                240,000
Depreciation and amortization expense                         164,000                228,000
Other (income) - net                                                                  -6,000
                                                          ------------           ------------
                                                           18,253,000             16,382,000
                                                          ------------           ------------
Income from  operations before provision
  for income taxes                                            834,000                510,000

Provision  for income taxes:
   Current                                                    335,000                128,000
   Deferred                                                    25,000                 72,000
                                                          ------------           ------------
                                                              360,000                200,000

                                                          ------------           ------------
Net Income                                                   $474,000               $310,000
                                                          ============           ===========
Earnings Per Common Share
  Basic Earnings Per Share                                      $0.28                  $0.20
  Diluted  Earnings Per Share                                   $0.26                  $0.18
                                                                =====                  =====

Weighted Average Number of Common Shares Outstanding        1,682,198              1,571,097

Weighted Average Number of Common and Potential Dilutive
   Common Shares Outstanding                                1,853,792              1,723,653


See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 and 1999

                                                TOTAL
                                            STOCKHOLDERS'                  PREFERRED STOCK                     COMMON STOCK
                                                EQUITY                SHARES               AMOUNT            SHARES         AMOUNT
                                            ------------             ----------          --------         ----------     ----------
Balance at September 30, 1998                $3,446,000                      0                 $0         1,571,097         $2,000

Net Income                                     $310,000
                                            -----------                --------          ---------       -----------       --------
Balance at September 30, 1999                $3,756,000                      0                  0         1,571,097         $2,000
                                            -----------                --------          ---------       -----------       --------
Issuance of shares from exercise
  of options                                    120,000                                                     133,333              0

Net Income                                      474,000
                                            -----------                --------          ---------       -----------       --------
Balance at September 30, 2000                $4,350,000                      0                 $0         1,704,430         $2,000
                                            ===========                ========          =========       ===========       ========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 and 1999


                                                  CAPITAL
                                                 IN EXCESS
                                                  OF PAR             DEFICIT
                                                -----------       -------------

Balance at September 30, 1998                    $5,159,000        $(1,715,000)

Net Income                                                            $310,000
                                                ------------      -------------
Balance at September 30, 1999                    $5,159,000        $(1,405,000)
                                                ------------      -------------
Issuance of shares from exercise
  of options                                        120,000

Net Income                                                             474,000
                                                ------------       ------------
Balance at September 30, 2000                    $5,279,000          $(931,000)
                                                ============       ============

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Year Ended September 30,
                                                               2000                  1999
                                                           -----------            ----------
OPERATING ACTIVITIES
Net income                                                   $474,000               $310,000
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                               163,000                228,000
  Provision for doubtful accounts                             128,000                 72,000
 Changes in operating assets and liabilities:
  Accounts receivable                                        (712,000)              (736,000)
  Inventories, prepaid expenses and other current assets      (34,000)              (388,000)
  Deferred taxes                                               25,000                 72,000
  Other assets                                                  1,000                 17,000
  Accounts payable and accrued expenses                       732,000                390,000
  Unearned service revenue                                     33,000                 -1,000
  Due to affiliated companies                                (189,000)                39,000
                                                          ------------            -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     621,000                  3,000
                                                          ------------            -----------
INVESTING ACTIVITIES
 Purchases of property, plant and equipment                   (97,000)               (62,000)
                                                          ------------            -----------
NET CASH (USED IN) INVESTING ACTIVITIES                       (97,000)               (62,000)
                                                          ------------            -----------
FINANCING ACTIVITIES

 Proceeds from exercise of stock options                      120,000
 Principal payments on revolving line of credit,
  long-term debt, notes payable and capital lease
  obligations                                                (719,000)              (105,000)
 Proceeds from revolving line of credit, notes payable
   and capital lease obligations                               80,000                292,000
                                                          ------------            -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES          (519,000)               187,000
                                                          ------------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       5,000                128,000

Cash and cash equivalents at beginning of period              234,000                105,000
                                                          ------------            -----------
Cash and cash equivalents at end of period                   $239,000               $233,000
                                                          ============            ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                             $67,000                $73,000
     Interest                                                $234,000               $192,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended September 30, 2000 and 1999, the Company incurred capital lease obilgations of $94,000 and $26,000 respectively , for the acquisition of equipment.


See accompanying Notes to the Consolidated Financial Statements

                          Firetector Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 2000



1. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 2000, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), General Sound (Texas) Company ("GenSound"), Pyrotech Service Inc. ("Pyrotech"), Systems Service Technology Corp. ("SST") and Amco Maintenance Corporation ("AMCO"). Effective October 1, 1999, the operations of Pyrotech Service Inc. and Amco Maintenance Corporation became part of the operation of Systems Service Technology and these two companies became inactive. Significant intercompany items and transactions have been eliminated in consolidation. The Company is a subsidiary of Mirtronics, Inc. ("Mirtronics"), an Ontario publicly-held corporation.

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

Other Assets

Other assets are comprised principally of the excess of cost over the fair value of the assets acquired in the formation of certain subsidiaries. The excess of cost over the fair value of the assets acquired approximates $117,000 (net of accumulated amortization of $57,000) and relates principally to the 1990 acquisition of GenSound. This amount is being amortized over forty years under the straight line method.

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

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 85% of such outstanding receivables at September 30, 2000 are due from customers in New York.

At September 30, 2000, the Company had approximately $150,000 based on checks that had not cleared the financial institutions that are subject to insured amount limitations. The Company does not require collateral to support financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively, "Options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issues to Employees," rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. (see Note 9).

2. Transactions with Related Parties

Mirtronics is the largest shareholder of the Company. In 1994 and 1995, Mirtronics provided financial assistance to the Company by way of a Letter of Credit in support of the Company's credit facility, further advances to the Company, and an exchange of debt for equity. In connection with this financial assistance, the Company had granted Mirtronics options to acquire 613,333 shares of common stock and had issued Series 1 Convertible Preferred Stock in exchange for debt. The preferred stock was convertible into 450,000 shares of common stock.

In February 1998, the Company and Mirtronics agreed to reorganize the options, convertible debt and convertible preferred stock (so as to reduce the potential dilution of these securities by 366,667 shares of common stock). In September 1998, the Company and Mirtronics entered into a Debt Matching agreement to offset an aggregate of $508,619 of obligations with each other and for Mirtronics to surrender the conversion option on one of the Notes for 413,333 shares of common stock for a new warrant for 310,000 shares of common stock. These 1998 warrants are exercisable at anytime until December 31, 2003 at an exercise price of $1.02 per share.

In consideration of collateral support for the Company's Credit Facility in 1994, the Company granted Gentura Capital Corporation, an Ontario Corporation, ("GCC") options for 166,667 unregistered shares of the Company's common stock at $.90 per share through December 31, 1999. In July 1996, GCC exercised 33,334 of these options at $.90 per share. In December 1999, GCC exercised the outstanding balance of these options for $120,000 and the Company reduced its note payable to Mirtronics for a like amount. An officer of GCC is also a director of Mirtronics (See Note 9).

Notes Payable Principally to Related Party includes $156,000 due to a former officer/director of the Company under a seven year installment promissory note dated January 1, 1997 that bears interest at 4% per annum.


3. Property, Plant and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:

                                                                September 30,
                                                                    2000
                                                              ---------------
  Machinery and equipment                                         $1,200,000
  Furniture and fixtures                                             130,000
  Leasehold improvements                                              16,000
                                                              ---------------
                                                                   1,346,000
  Less accumulated depreciation and amortization
                                                                   1,004,000
                                                              ---------------
                                                                    $342,000
                                                              ===============

Annual   amortization  of  equipment  under  capital  leases  is  included  with depreciation and amortization expense.

Depreciation expense was $127,000 and $173,000 for the years ended September 30, 2000 and 1999, respectively.


4. Long-Term Debt

In 1998,  the Company  entered into a revolving  credit  facility  with Citizens
Business Credit Company of Boston, Mass (the "Credit Facility"). The credit facility was revised in September 2000 and provides for a $3,000,000 revolving line of credit through December 2004 and carries an interest rate of prime plus 3/4% on outstanding balances (10.25% at September 30, 2000). The Credit facility limits capital expenditures to $250,000 in each year. At September 30, 2000 $1,433,000 was outstanding under this facility. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditure. The Company is also required to maintain certain financial ratios. At September 30, 2000, the Company was not in default of any of its financial covenants.

Annual maturities of Loans and Notes Payable are as follows:

                Bank           Other Notes
                Loan             Payable
            ------------      ------------
 2001                           $328,000
 2002                             77,000
 2003                             62,000
 2004                             16,000
 2005        $1,433,000
            -----------       ------------
 Total       $1,433,000         $483,000
            ===========       ============

At September 30, 2000, the notes payable to Mirtronics totaled $243,000. While these notes are payable on demand, they are subordinate to and subject to a payment restriction under the Company's Credit Facility with its bank (See Note
2).

5. Leases

The Company leases certain office and warehouse space under noncancelable operating leases expiring at various times through 2007. In February 2000, the Company signed a new lease for office, manufacturing and warehouse space in Syosset, New York. This lease expires in June 2007. In September 2000, the Company also entered into a new lease for its service center in New York City. This lease expires in August 2003. However, either party may terminate the lease with six months notice. The Company also leases certain office equipment and vehicles under noncancelable capital and operating leases expiring in various years through fiscal 2005.

The following is a schedule of future minimum payments, by year and in the aggregate, under non cancelable capital and operating leases with initial or remaining terms of one year or more at September 30, 2000:

                                       Capital Leases    Operating Leases
                                       --------------     ---------------
2001                                       $35,000              $355,000
2002                                        31,000               353,000
2003                                        31,000               326,000
2004                                        26,000               180,000
2005                                        21,000               186,000
2006                                                             192,000
2007                                                             148,000
                                       ------------         -------------
Total minimum lease payments               144,000            $1,740,000
                                                            =============
Less amount representing interest           33,000
                                       ------------
Present value of net minimum
 lease payments (including current
 portion of $23,000)                      $111,000
                                       ============

Rental   expense   amounted  to  $307,000   and  $258,000  for  2000  and  1999,
respectively.

6. Significant Customers
During fiscal 2000 and 1999, no customer accounted for more than 10% of sales.

7. Income Taxes

During the year ended September 30, 2000, the Company recorded a tax provision of $360,000 compared to $200,000 for the year ended September 30, 1999. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate is follows:

                                                        Year ended September 30,
                                                          2000        1999
                                                        -----------------------
Statutory federal income tax rate                         34%         34%
Computed expected tax from income                       $284,000    $173,000
Increase in taxes resulting from:
 State and local income taxes, net of Federal
  tax benefit                                             97,000      77,000
 Nondeductible expenses                                    8,000       8,000
 Alternative minimum tax                                              11,000
(Decrease) in taxes resulting from
  benefit of future tax deductible items                 (29,000)    (69,000)
                                                       ----------    --------
Provision                                               $360,000    $200,000
                                                       ==========   ========


The Company provided $13,000 and $32,000 for state and local franchise and capital taxes for the years ended September 30, 2000 and 1999, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

During 2000, the Company completely used up the remaining $310,000 of net operating loses that were carried over from prior periods, the benefit of which was recognized in prior years.

The Company has recorded a deferred tax asset of approximately $277,000 at September 30, 2000 related to certain book provisions to be deducted in future tax returns. Management anticipates profitable operations to continue at a level that will result in the utilization of the entire deferred tax asset.

8. Earnings Per Share

Shown below is a table that presents for 2000 and 1999 the computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution.



                                                             Year Ended
Basic EPS Computation                                  2000              1999
  Net Income available to common
   shareholders                                      $474,000         $310,000
  Weighted average outstanding shares               1,682,198        1,571,097

  Basic EPS                                              $.28             $.20
                                                        =====            =====
Diluted EPS Computation
--------------------------------------------
  Income available to common
   shareholders                                      $474,000         $310,000
  Diluted net income                                  474,000         $310,000

  Weighted-average shares                           1,682,198        1,571,097
    Plus:  Incremental shares from
           assumed conversions
      Non Employee Stock Options                       10,242           49,855
      Employee Stock Options                           40,693           21,831
      Warrants*                                       120,659           80,870
                                                    ---------        ---------
  Dilutive potential common shares                    171,594          152,556
                                                    ---------        ---------
  Adjusted weighted-average shares                  1,853,792        1,723,653
  Diluted EPS                                            $.26             $.18
                                                    =========        =========

*Warrants convertible into 16,667 and 33,334 shares were antidilutive in the years ended September 30, 2000 and 1999, respectively.

9.  Employee Stock Options, Options, and Warrants

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

The Company applies the intrinsic value base method of accounting for options issued to employees rather than the fair value based method of accounting. No options were issued during 2000. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and net income per share for 1999 would be reduced to the pro forma amounts indicated below:

                                              2000                      1999
Net Income:
       As reported                          $474,000                  $310,000
       Pro forma                             474,000                   294,000

Fully diluted earnings per common share:
        As reported                            $0.26                     $0.18
        Pro forma                               0.26                      0.17

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 : dividend yield of zero; expected volatility of 85% and expected life of 4 years. The weighted average risk fee interest rates for 1999 were 5.40%. The weighted average fair value of options granted during 1999, for which the exercise price equaled the market price on the grant dates, was $1.125. The option price for all employee stock options outstanding prior to fiscal 1999 was reset to $1.00 effective September 30,1998.

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

Transactions involving stock options are summarized as follows:
                                                             Weighted  Average
                                                             Exercise Price of
                              Stock Options Outstanding      Options Outstanding
Balance September 30, 1998             72,958                       1.00
  Options granted                      35,000                       1.13
Balance September 30, 1999            107,958                       1.04
Balance September 30, 2000            107,958                       1.04

There were 75,402 exercisable options at September 30, 2000 and 54,136 exercisable options at September 30, 1999.
 .
The following table summarizes information concerning currently outstanding and exercisable stock options.

                       Outstanding at      Weighted Average    Exercisable at
Exercise Price       September 30, 2000    Contractual Life   September 30, 2000
$1.00                     27,250              .5 years            27,250
  1.00                    16,125              .5 years            16,125
  1.00                     4,500             1.3 years             3,375
  1.00                    25,083             2.0 years            18,812
  1.13                    35,000             4.0 years             8,750


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

In February 1994, the Company issued options to purchase 166,667 unregistered shares of common stock at a $.90 per share to GCC in consideration of providing an income guaranty to support the Company's Credit Facility. Options for 33,334 shares were exercised in July 1996 and options for 133,333 were exercised in December 1999 (also see Note 2 - Transactions with Related Parties).

In May 1995, the Company granted Judson Enterprises, Ltd. 33,334 options to purchase common stock at a price of $3.00 per share in exchange for investment banking services. In April 1997, the Company entered into an agreement to exchange 16,667 of these options for 16,667 new options to purchase common stock at a price of $4.50 and expire in April 2002. The remaining 16,667 options expired in May 2000. Based on calculations done in accordance with the requirements of SFAS 123, stock based compensation expense resulting from this transaction was immaterial.

Transactions involving non-employee stock options and warrants are summarized as follows:

                                                              Weighted Average
                                   Options and Warrants       Exercise Price of
                                       Outstanding           Options Outstanding
Balance September 30, 1998                486,667                 $1.17
Balance September 30, 1999                486,667                  1.17
Balance September 30, 2000                326,667                 $1.20

All of these options were exercisable at the end of the periods indicated in the above schedule.

The following table summarizes information concerning currently outstanding and exercisable non-employee stock options and warrants.

                    Outstanding at       Weighted Average       Exercisable at
Exercise Price    September 30, 2000     Contractual Life     September 30, 2000
  $4.50                16,667               1.5 years              16,667
  $1.02               310,000               3.3 years             310,000


10. Contingencies

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any material item exists that will affect the Company's business or financial condition.

11. Other

Approximately  35%  of  the  Company's   employees  are  covered  by  collective
bargaining agreements. The present contract expires in June 2002.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. In 2000 and 1999 a profit sharing contribution of $44,000 and $28,000, respectively, was charged to expense.

12. Fair Value of Financial Instruments

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

13.  Authoritative Pronouncements

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

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No, 133.
Earlier application of all of the provisions of SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The requirements do not have a material impact on the Company's results of operations, financial position, or cash flows.