Form 10QSB
period 2000-12-31
FIRETECTOR INC
filed 2001-02-13
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
For the fiscal quarter ended           December 31, 2000
                                      -----------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from              to

Commission file number                   0-17580
                             -------------------------

                                 FIRETECTOR INC.
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                               11-2941299
------------------------------------------------------------------------------
(State or jurisdiction of incorporation       (IRS employer identification
 or organization)                                  Number)


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

                                 Yes[ X ] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2001, 1,704,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[    ]      No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                 Page

   Item 1.  Financial Statements.

       Consolidated Balance Sheet as at December 31, 2000                     3

       Consolidated Statements of Income for the Three Month
                  Periods Ended December 31, 2000 and 1999                    5


       Consolidated Statements of Cash Flows for the Three Month
                  Periods Ended December 31, 2000 and 1999                    6

       Notes to Consolidated Financial Statements                             7

   Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                9

Part II - Other Information

   Item 1.  Legal Proceedings.                                               11

   Item 2.  Changes in securities.                                           11

   Item 3.  Defaults Upon Senior Securities.                                 11

   Item 4.  Submission of Matters to a Vote of Security Holders.             11

   Item 5.  Other Information.                                               11

   Item 6.  Exhibits and Reports on Form 8-K                                 11

   Signatures                                                                13

                         Part I - FINANCIAL INFORMATION

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                    December 31,
                                                                        2000
                                                                     -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $188,336
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $359,885                                4,469,567
  Inventories                                                         2,396,983
  Deferred taxes                                                        255,000
  Prepaid expenses and other current assets                             252,534
                                                                     -----------
       TOTAL CURRENT ASSETS                                           7,562,420
                                                                     -----------


PROPERTY, PLANT AND EQUIPMENT -at cost, less
   accumulated depreciation of $1,042,116                               364,155

OTHER ASSETS                                                            183,441

DEFERRED TAXES                                                           36,000
                                                                     -----------
                                                                     $8,146,016
       TOTAL ASSETS                                                  ===========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                          December 31,
                                                                             2000
                                                                         --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable to Mirtronics                                              $247,908
   Other notes payable - principally to related party                        80,505
   Accounts payable and accrued expenses                                  1,827,565
   Unearned service revenue                                                 420,863
   Current portion of capital lease obligations                              23,279
                                                                         -----------
       TOTAL CURRENT LIABILITIES                                          2,600,120
                                                                         -----------


   Note payable to bank                                                     900,526
   Notes payable - principally to related party, less current portion       150,537
   Capital lease obligations, less current portion                           83,010
                                                                         -----------
       TOTAL LIABILITIES                                                  3,734,193
COMMITMENTS AND CONTINGENCIES                                            -----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding                                                  0
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,704,425 shares                       1,704
  Capital in excess of par                                                5,278,490
  Deficit                                                                  (868,371)
                                                                         -----------
TOTAL STOCKHOLDERS' EQUITY                                                4,411,823
                                                                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $8,146,016
                                                                         ===========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                For the  Three Months Ended December 31,
                                                                                     2000                         1999
                                                                                  ----------                  ------------

Net sales                                                                         $2,883,229                   $2,815,969
Service revenue                                                                    1,062,864                    1,002,372
                                                                                  -----------                  -----------
Total revenues                                                                     3,946,093                    3,818,341
                                                                                  -----------                  -----------


Cost of sales                                                                      1,912,026                    2,183,297
Cost of service                                                                      714,078                      648,771
Selling, general and administrative                                                1,143,926                    1,086,331
Interest expense                                                                      40,895                       62,404
Depreciation and amortization expense                                                 43,406                       52,338
                                                                                  -----------                  -----------
                                                                                   3,854,331                    4,033,141
                                                                                  -----------                  -----------
Income (Loss) from  operations before provision
  for income taxes                                                                    91,762                     (214,800)

Provision  for income taxes:
   Current                                                                            44,000                      (46,000)
   Deferred                                                                          (14,000)                     (54,000)
                                                                                  -----------                  -----------
                                                                                      30,000                     (100,000)

                                                                                  -----------                  -----------
Net Income (Loss)                                                                    $61,762                    ($114,800)
                                                                                  ===========                  ===========
Earnings per common share
  Basic earnings (Loss) per share                                                      $0.04                       ($0.07)
  Diluted earnings (Loss) per share                                                    $0.04                       ($0.06)
                                                                                       =====                        =====

Weighted average number of common shares outstanding                               1,704,425                    1,615,492

Weighted average number of common and potential dilutive                           1,730,357                    1,782,651
  common shares outstanding

See accompanying Notes to the Consolidated Financial Statements

                      FIRETECTOR INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                                                                 For the Three Months Ended December 31,
                                                                                      2000                        1999
                                                                                  -----------                  -----------
OPERATING ACTIVITIES
Net income                                                                           $61,762                    ($114,800)
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization                                                       43,406                       52,338
  Provision for doubtful accounts                                                     11,000                       18,000
 Changes in operating assets and liabilities:
  Accounts receivable                                                              1,636,856                      707,388
  Inventories, prepaid expenses and other current assets                            (185,480)                     (16,719)
  Deferred taxes                                                                     (14,000)                     (54,000)
  Other assets                                                                       (15,558)                     (64,415)
  Accounts payable and accrued expenses                                           (1,032,210)                    (310,713)
  Unearned service revenue                                                            45,775                        1,483
  Due to affiliated companies                                                          4,827                     (252,974)
                                                                                  -----------                   ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  556,378                      (34,412)
                                                                                  -----------                   ----------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                         (59,968)                     (18,165)
                                                                                  -----------                   ----------
NET CASH (USED IN) INVESTING ACTIVITIES                                              (59,968)                     (18,165)
                                                                                  -----------                   ----------
FINANCING ACTIVITIES

  Proceeds from exercise of stock options                                                                         120,000
  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations                               (568,215)                     (41,003)
  Proceeds from revolving line of credit, notes payable
    and capital lease obligations                                                     21,463                       21,009
                                                                                  -----------                   ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (546,752)                     100,006
                                                                                  -----------                   ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (50,342)                      47,429

Cash and cash equivalents at beginning of period                                     238,678                      233,290
                                                                                  -----------                   ----------
Cash and cash equivalents at end of period                                          $188,336                     $280,719
                                                                                  ===========                   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                                   $307,704                       $3,935
     Interest                                                                        $36,069                      $56,493


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarters ended December 31, 2000 and 1999, the Company incurred no capital lease obilgations for for the acquisition of equipment.

In the quarter ended December 31,1999, Geneterra Investment Corp. exercised 133,333 options to purchase common stock at $.90 per share. This amounted to $120,000 and was used to reduce Notes Payable to Mirtronics by a like amount. (see Note 5 - Transactions with Related Parties)

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2000

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 2000.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (9.5%) plus 3/4% on outstanding balances. At December 31, 2000 $900,526 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At December 31, 2000, the Company was not in default of any of its covenants.

4.       NOTE PAYABLE TO MIRTRONICS

At December 31, 2000, the note payable to Mirtronics totaled $247,908 and carries an interest rate of 10%. While this note is payable on demand, it is subordinate to and subject to a payment restriction under the Company's Credit Facility with its bank.

5. TRANSACTIONS WITH RELATED PARTIES

In December 1999, Gentura Capital Corporation (GCC) exercised the outstanding balance of options previously granted, in 1994, in connection with collateral support for a credit facility for the Company. The proceeds from the exercise was $120,000 which was used by the Company to reduce its notes payable to Mirtronics Inc., the largest shareholder of the Company. The President of GCC is the President of Mirtronics Inc.

                        FIRETECTOR INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 2000

                                   (UNAUDITED)


6.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants and convertible notes and preferred stock.

                                                                    For the Three Months ended December 31,
                                                                    ---------------------------------------
Basic EPS Computation                                                  2000                      1999
                                                                      ------                    ------
 Net Income (Loss) available to common shareholders                 $  61,762                 $(114,800)
 Weighted average outstanding shares                                1,704,425                 1,615,492

 Basic EPS (Loss)                                                        $.04                     $(.07)
                                                                         ====                     ======

Diluted EPS Computation                                              For the Three Months Ended December 31,
                                                                     ---------------------------------------
                                                                       2000                      1999
                                                                      ------                    ------
 Income (Loss) available to common stockholders
   and assumed  conversions                                        $   61,762                 $(114,800)
                                                                   -----------                ----------

 Weighted-average shares                                            1,704,425                 1,615,492
                                                                   -----------                -----------
 Plus:  Incremental shares from assumed conversions
   Non Employee Stock Option                                                                     38,751
   Employee Stock Options*                                              6,024                    32,057
   Warrants*                                                           19,908                    96,351
                                                                   -----------                ----------
   Dilutive potential common shares                                    25,932                   167,159
                                                                   -----------                ----------
 Adjusted weighted-average shares                                   1,730,357                 1,782,651

 Diluted EPS   (Loss)                                                    $.04                     $(.06)
                                                                         ====                     ======

*Warrants convertible into 16,667 and 33,334 shares, respectively, were antidilutive for the three month periods ended December 31, 2000 and 1999, respectively and therefore not included in the above calculation. Options convertible into 35,000 shares were antidilutive for the three month period ended December 31, 2000 and therefore not included in the above calculation.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

 The Company has a $3 million revolving credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility") that expires in December, 2004. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all assets of its operating subsidiaries. The Company owed $900,526 under the Credit Facility at December 31, 2000.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At December 31, 2000, the Company was not in default with any of its financial covenants.

Net cash provided by operations for the three months ended December 31, 2000 amounted to $556,378 as compared to cash being (used) by operations of $34,412 for the comparable prior year period. The primary reason for cash being provided by operations was due to an increase of $306,562 in operating profit before taxes. Contributing to cash being provided by operations in 2000 was a $1,637,000 reduction in accounts receivable which was used to reduce accounts payable and accrued expenses by $1,032,000. The higher level of revenues in 2000 (an increase of $128,000) was achieved without an increase in working capital requirements. Accordingly the resulting cash flow was primarily used to reduce borrowing under the Credit Facility by $533,000.

The ratio of the Company's current assets to current liabilities decreased to approximately 2.91 to 1 at December 31, 2000 compared to 3.24 to 1 at December 31, 1999. This decrease in the current ratio is due to a $516,000 reduction of working capital which was used to reduce borrowing under the Credit Facility.

Results of Operations

Revenues

The Company's product revenues during the three months ended December 31, 2000, were $2,883,229 as compared to $2,815,969 for the prior year period. Product revenues increased 2% in 2000 due to the timing of the release of orders from the Company's backlog.

Service revenues increased during the current three month period to $1,062,864 from $1,002,372 in the comparable prior year period. The increase reflects higher call-in maintenance service on fire systems as well as an increase in service contract revenue.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Gross Profit

Gross profit on product revenues for the three months ended December 31, 2000, increased 54% to $971,203 as compared to $632,672 in the comparable prior year period. In 2000 gross profit was 34% of sales compared to 22% in 1999. This increase in gross profit in the current three month period is due to a favorable mix of products sold and includes the benefit of an engineering and product management contract (service with no material content). In contrast during the 1999 three month period, product mix was unfavorably affected by $400,000 of subcontractor work with minimal gross margin. The 1999 quarterly period also included shipment of a large communication system to a rail car manufacturer that carried a very low gross margin due to the introduction of a new product and cost overruns due to technical problems.

Gross profit on service revenues for the three months ended December 31, 2000 decreased 1.4% to $348,786 due to certain wage increases to service technicians and from higher than normal materials required for maintaining life safety systems under service contracts.

Income Before Tax

The improvement in operating income in 2000 is due to improved product mix and related gross margin, which included the favorable effect of an engineering and product management contract and from performance on projects with better than normal gross margins. In contrast, the three month period of 1999 was unfavorably effected by certain subcontractor work with minimal gross margin and shipment of a low margin rail car communication product (new product introduction with cost overruns due to development problems). The improvement in operating gross margins were reduced by a 5% increase in selling, general and administrative expenses to support higher product sales and expand product territory. Favorably affecting operating income was a 35% decline in interest expense due to lower borrowing levels during the three month period of 2000.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes. In 1999, a current income tax benefit was recorded to reflect the tax savings from the 1999 operating loss. Due to the timing differences of certain expenses, deferred tax benefits were recorded in 2000 and 1999 on expenses to be reported in future taxable periods.

Order Position

The Company's order position, excluding service, at December 31, 2000 amounted to $7,600,000 as compared to $7,800,000 at September 30, 2000 and $10,700,000 at
December  31,  1999.  The  decrease in order  position  since  December 31, 1999 reflects the shipment in 2000 of significant orders received in 1999 from several major subway complexes, a major transportation center, and an airport facility. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor, and expects to be active in seeking orders where the Company would act as a prime contractor.

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

3.1  Certificate of Incorporation of the Company, as amended (Exhibit 3.1)(1)

3.2  By-Laws of the Company (2)

4.1  Specimen Common Stock Certificate (2)

10.1 Credit Agreement dated June 23, 1998 between Firetector Inc. as Borrower and Citizens Business Credit Company as Lender (4)

10.2 Debt Matching Agreement dated as of September 30, 1998 between Firetector Inc. and Mirtronics Inc.(4)

10.3 Amended Debt/Equity Agreement dated February 19, 1998 between Firetector Inc. and Mirtronics Inc.(4)

10.4 1997 Non-Qualified Stock Option Plan (Exhibit 10.6)(3)

10.5 Employment Agreement, dated as of January 1, 1997 between Firetector Inc. and John A. Poserina (Exhibit 10.10)(3)

10.6 Form of First amendment to Credit Agreement dated October, 2000 between Firetector Inc. as borrower and Citizens Business Credit Company as Lender(5).

22.1   Subsidiaries of the Registrant (Exhibit 22.1)(1)

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

(5) Reference is made to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 1998, which Exhibit is incorporated herein by reference.

(b)  Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

Date:  February 12, 2001