Form 10QSB
period 2001-03-31
FIRETECTOR INC
filed 2001-05-11
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
For the fiscal quarter ended           March 31, 2001
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

                                 Yes[ X ] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2001, 1,704,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[    ]      No[ X ]

                                     INDEX


Part I - Financial Information (unaudited)                             Page

      Item 1.  Financial Statements.

      Consolidated Balance Sheet as at March 31, 2001                   3

      Consolidated Statements of Income for the Three Month
           Periods Ended March 31, 2001 and 2000                        5

     Consolidated Statements of Income for the Six Month
           Periods Ended March 31, 2001 and 2000                        6

      Consolidated Statements of Cash Flows for the Six Month
           Periods Ended March 31, 2001 and 2000                        7

      Notes to Consolidated Financial Statements                        8

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    10

Part II - Other Information

      Item 1.  Legal Proceedings.                                      13

      Item 2.  Changes in Securities.                                  13

      Item 3.  Defaults Upon Senior Securities.                        13

      Item 4.  Submission of Matters to a Vote of Security Holders.    13

      Item 5.  Other Information.                                      13

      Item 6.  Exhibits and Reports on Form 8-K                        13

      Signatures                                                       15

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                      March 31,
                                                                         2001
                                                                     -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $  163,156
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $365,885                                 4,845,983
  Inventories                                                          2,651,282
  Deferred taxes                                                         264,000
  Prepaid expenses and other current assets                              241,958
                                                                      ----------
  TOTAL CURRENT ASSETS                                                 8,166,379
                                                                      ----------


PROPERTY, PLANT AND EQUIPMENT -at cost, less
   accumulated depreciation of $1,081,092                                395,648

OTHER ASSETS                                                             177,923

DEFERRED TAXES                                                            39,000


                                                                      ----------
  TOTAL ASSETS                                                        $8,778,950
                                                                      ==========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                           March 31,
                                                                             2001
                                                                        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Other notes payable - principally to related party                       80,505
   Accounts payable and accrued expenses                                 2,214,831
   Unearned service revenue                                                397,159
   Current portion of capital lease obligations                             24,123
                                                                        ----------
   TOTAL CURRENT LIABILITIES                                             2,716,618
                                                                        ----------


   Note payable to bank                                                  1,384,733
   Notes payable - principally to related party, less current portion      129,170
   Capital lease obligations, less current portion                          76,593
                                                                        ----------
  TOTAL LIABILITIES                                                      4,307,114
COMMITMENTS AND CONTINGENCIES                                           ----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,704,425 shares                      1,704
  Capital in excess of par                                               5,278,490
  Deficit                                                                 (808,358)
                                                                        ----------
TOTAL STOCKHOLDERS' EQUITY                                               4,471,836
                                                                        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $8,778,950
                                                                        ==========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                         For the Six Months Ended March 31,
                                                              2001         2000
                                                           ----------   ----------
Net sales                                                  $6,418,776   $6,528,982
Service revenue                                             2,161,201    1,998,591
                                                           ----------   ----------
Total revenues                                              8,579,977    8,527,573
                                                           ----------   ----------


Cost of sales                                               4,298,828    4,626,633
Cost of service                                             1,467,763    1,310,112
Selling, general and administrative                         2,424,294    2,309,689
Interest expense                                               84,767      129,250
Depreciation and amortization expense                          88,549      103,828
Other (income) - net
                                                           ----------   ----------
                                                            8,364,201    8,479,512
                                                           ----------   ----------
Income from  operations before provision
  for income taxes                                            215,776       48,061

Provision  for income taxes:
   Current                                                    120,000        7,800
   Deferred                                                   (26,000)      12,200
                                                           ----------   ----------
                                                               94,000       20,000

                                                           ----------   ----------
Net Income                                                 $  121,776   $   28,061
                                                           ==========   ==========
Earnings Per Common Share
  Basic Earnings Per Share                                 $     0.07   $     0.02
                                                           ==========   ==========
  Diluted  Earnings Per Share                              $     0.07   $     0.01
                                                           ==========   ==========

Weighted Average Number of Common Shares Outstanding        1,704,425    1,659,092

Weighted Average Number of Common and Potential Dilutive
   Common Shares Outstanding                                1,776,389    1,874,733

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                          For the  Three Months Ended
                                                                   March 31,
                                                              2001            2000
                                                           ----------      -----------
Net sales                                                  $3,535,547      $3,713,013
Service revenue                                             1,098,337         996,219
                                                                           ----------
Total revenues                                              4,633,884       4,709,232
                                                           ----------      ----------


Cost of sales                                               2,386,802       2,443,336
Cost of service                                               753,685         661,341
Selling, general and administrative                         1,280,368       1,223,358
Interest expense                                               43,872          66,846
Depreciation and amortization expense                          45,143          51,490

                                                           ----------      ----------
                                                            4,509,870       4,446,371
                                                           ----------      ----------
Income from  operations before provision
  for income taxes                                            124,014         262,861

Provision  for income taxes:
   Current                                                     76,000          53,800
   Deferred                                                   (12,000)         66,200
                                                           ----------      ----------
                                                               64,000         120,000

                                                           ----------      ----------
Net Income                                                 $   60,014      $  142,861
                                                           ==========      ==========
Earnings per common share
  Basic earnings  per share                                $     0.04      $     0.08
                                                           ==========      ==========
  Diluted earnings per share                               $     0.03      $     0.07
                                                           ==========      ==========

Weighted average number of common shares outstanding        1,704,425       1,704,425

Weighted average number of common and potential dilutive
  common shares outstanding                                 1,813,727    1,937,056


See accompanying Notes to the Consolidated Financial Statements

                            FIRETECTOR INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                             For the Six Months Ended March 31,
                                                                  2001           2000
                                                               ----------     -----------
OPERATING ACTIVITIES
Net income                                                    $  121,776      $   28,061
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization                                   88,549         103,828
  Provision for doubtful accounts                                 17,000          36,000
 Changes in operating assets and liabilities:
  Accounts receivable                                          1,254,440        (311,436)
  Inventories, prepaid expenses and other current assets        (429,203)       (281,786)
  Deferred taxes                                                 (26,000)         12,200
  Other assets                                                   (16,207)        (80,517)
  Accounts payable and accrued expenses                         (644,944)       (100,853)
  Unearned service revenue                                        22,071         (24,264)
  Due to affiliated companies                                   (250,017)       (148,492)
                                                               ----------     ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              137,465        (767,259)
                                                               ----------     ----------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment                    (130,437)        (54,861)
                                                               ----------     ----------
NET CASH (USED IN) INVESTING ACTIVITIES                         (130,437)        (54,861)
                                                               ----------     ----------
FINANCING ACTIVITIES

  Proceeds from exercise of stock options                                        120,000
  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations           (104,0139       (160,085)
  Proceeds from revolving line of credit, notes payable
    and capital lease obligations                                 21,463         654,232
                                                               ----------     ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (82,550)        614,147
                                                               ----------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (75,522)       (207,973)

Cash and cash equivalents at beginning of period                 238,678         233,290
                                                               ----------     ----------
Cash and cash equivalents at end of period                    $  163,156      $   25,317
                                                               ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                             $  375,109      $   25,686
     Interest                                                 $   77,946      $  119,224


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2001 and 2000, the Company incurred no capital lease obilgations for the acquisition of equipment.

See accompanying Notes to the Consolidated Financial Statements

                       FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2000.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (8.0% at March 31, 2001) plus 3/4% on outstanding balances. At March 31, 2001 $1,384,733 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At March 31, 2001, the Company was not in default of any of its covenants.

4. NOTE PAYABLE TO MIRTRONICS

On March 5, 2001, the Company paid off the outstanding balance and accrued interest due on its 10% note payable to Mirtronics Inc.

5. TRANSACTIONS WITH RELATED PARTIES

In December 1999, Genterra Investment Corporation (GIC) exercised the outstanding balance of options previously granted, in 1994, in connection with collateral support for a credit facility for the Company. The proceeds from the exercise was $120,000 which was used by the Company to reduce its notes payable to Mirtronics Inc., the largest shareholder of the Company. The President of GIC is the President of Mirtronics Inc.

                        FIRETECTOR INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED MARCH 31, 2001

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

                                         Three Months ended          Six Months ended
                                               March 31,                 March 31,
Basic EPS Computation                      2001         2000         2001         2000
                                       ----------   ----------     ----------------
 Net Income available to common
     shareholders                      $   60,014   $  142,861   $  121,776   $   28,061
Weighted average outstanding shares     1,704,425    1,704,425    1,704,425    1,659,092
    Basic EPS                          $      .04   $      .08   $      .07   $      .02
                                       ==========   ==========    ==========  ==========


Diluted EPS Computation                  Three Months ended          Six Months ended
                                               March 31,                March 31,
                                              ----------                ---------
                                           2001         2000         2001         2000
                                       ----------   ----------   ----------   ----------
    Income available to common
         shareholders                  $   60,014   $  142,861   $  121,776   $   28,061
                                       ==========   ==========   ==========   ==========

Weighted-average shares                 1,704,425    1,704,425    1,704,425    1,659,092
                                       ----------   ----------   ----------   ----------
    Plus:  Incremental shares from
               assumed conversions
          Non Employee Stock Options                     5,982                    28,077
          Employee Stock Options           26,784       57,809       16,964       47,564
          Warrants*                        82,518      168,839       55,000      140,000
                                       ----------   ----------   ----------   ----------
Dilutive potential common shares          109,302      232,631       71,964      215,641
                                       ----------   ----------   ----------   ----------
    Adjusted weighted-average shares    1,813,727    1,937,056    1,776,389    1,874,733
                                       ----------   ----------   ----------   ----------

    Diluted EPS                        $      .03   $      .07   $      .07   $      .01
                                       ==========   ==========   ==========   ==========

*Reflects 1998 warrants held by Mirtronics exercisable at anytime until March 31, 2003 at an exercise price of $1.02 per share. Excludes certain warrants convertible into 16,667 and 33,334 shares, which were antidilutive in the 2001 and 2000 periods, respectively.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

The Company has a $3 million credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility") that expires in December, 2004. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. The Company owed $1,384,733 under the Credit Facility at March 31, 2001.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At March 31, 2001, the Company was not in default with any of its financial covenants.

Net cash provided by operations for the six months ended March 31, 2001 amounted to $137,465 as compared to cash being (used by) operations of $767,259 for the comparable prior year period. The primary reason for cash being provided by operations for the six months ended March 31, 2001 was due to an increase of $167,715 in operating profit before taxes without the need to increase working capital, which was required in the 2000 period. Contributing to cash being provided by operations for the six months ended March 31, 2001 was a $1,254,440 reduction in accounts receivable, which was used to reduce accounts payable and accrued expenses by $644,944 and to pay off the $250,017 balance of the note payable to Mirtronics. The higher level of revenues for the six months ended March 31, 2001 (an crease of $52,404) was achieved with a minor increase ($28,325) in working capital requirements. Accordingly the resulting cash flow for the six month period in 2001 was used to reduce borrowing under the Credit Facility by $48,379.

The ratio of the Company's current assets to current liabilities decreased to approximately 3.01 to 1 at March 31, 2001 compared to 3.37 to 1 at March 31, 2000. This decrease in the current ratio is due to a $735,000 reduction in working capital, which was used to reduce borrowing under the Credit Facility from the level that existed at March 31, 2000.

Results of Operations

Revenues and Gross Profit
                            Three Months Ended       Six Months Ended
                            ------------------       -----------------
                                 March 31,               March 31,
                                ---------               ---------
                             2001       2000          2001       2000
                             ----       ----          ----       ----
                                    (In thousands of dollars)

Product Revenue             $3,536      $3,713      $6,419      $6,529
Service Revenue              1,098         996       2,161       1,999
Total Revenue                4,634       4,709       8,580       8,528

Gross Profit Product         1,149       1,270       2,120       1,902
Gross Profit Service           345         335         693         688
Total Gross Profit           1,493       1,605       2,813       2,591

Gross Profit Product %          32%         34%         33%         29%
Gross Profit Service %          31%         34%         32%         34%

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenues

The Company's product revenues during the three and six months ended March 31, 2001, decreased from the comparable prior year periods, representing decreases of 5% and 2% for the respective periods. These decreases in product revenues resulted from timing of release of orders from the Company's backlog with the larger effect being experienced in the Dallas, Texas market area.

The increase in service revenues in the current three and six month periods primarily reflects an increase in call-in maintenance service on fire systems as well as an increase in service contract revenue.

Gross Profit

Gross profit on product revenues for the three months and six months ended March 31, 2001, resulted in a decrease of 10% for the three month comparison and a 11% increase for the six month comparison. The decrease in absolute gross profit in the current three-month period is related to lower sales and related gross margin and a change in product mix. The product mix change primarily contributed to the decrease in the product gross profit percentage. The 2001 six-month period included the favorable effect of an engineering and product management contract (professional service with no material content). In contrast, the 2000 six-month period included the effect of $400,000 of subcontractor work with minimal gross margins and shipment of low gross margin rail car communication product (new product introduction with cost overruns due to development problems). The improvement in product gross margin percentage for the six month period is primarily attributed to these factors.

While gross margin on service revenues declined as a percentage of revenues for each period the increase in absolute service gross margin is primarily due to higher service revenue.

Income Before Tax

Income from operating activities for the three and six month periods ended March 31, 2001 were $124,014 and $215,776, respectively as compared with income from operations of $262,861 and $48,061 for the comparable 2000 periods. The decrease in operating income during the three month period of 2001 is primarily attributed to the decrease in product revenues and related gross margin. Also effecting operating income during the six month period of 2001 was a 5% or $57,000 increase in selling, general and administrative expenses (S G & A) to support higher product sales and expand product territory. However, this increase in S G & A was offset by lower interest expense from reduced bank borrowing. The improvement in operating income in the six month period of 2001 is due to higher total revenues and related gross margin, along with improved product mix which included the favorable effect of an engineering and product management contract. In contrast, the six month period of 2000 was unfavorably effected by certain subcontractor work with minimal gross margin and shipment of a low margin railcar communication product. The improvement in operating gross margins for the six month period were offset to some extent by a 5% increase in S G & A expenses as noted above. Favorably affecting operating income was a 34% decline in interest expense primarily from lower borrowing levels during the six month period of 2001.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Tax Provision

The Company's current income tax provision represents federal, state and local income taxes. Due to the timing differences of certain expenses, deferred tax benefit was recorded in 2001 for expenses to be reported in future periods. In addition in 2000 a deferred tax provision was provided for the reduction in the Company's deferred tax asset to reflect the utilization of the Company's net operating loss carryforward.

Order Position

The Company's order position, excluding service, at March 31, 2001 amounted to $9,500,000 as compared to $10,900,000 at March 31, 2000 and $7,800,000 at
September 30, 2000. The decrease in order position since March 31, 2000 reflects the shipment in 2000 of significant orders received in 1999 from several subway complexes, a major transportation center, and an airport facility. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

                  Not Applicable

Item 2.  Changes in Securities.

                  Not applicable

Item 3.  Defaults Upon Senior Securities.

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Registrant's Annual Meeting of Stockholders was held on March 8, 2001. At the meeting, Stockholders considered and voted upon (1) the election of five
(5) directors to Firetector's Board of Directors, and appointment of Marcum & Kliegman, LLP. as Firetector's Auditors for the fiscal year ending September 30, 2001.

     The five nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.


     MATTER              FOR           AGAINST       ABSTAINED

 Daniel Tamkin         1,481,926         5,105           0
 John Poserina         1,481,926         5,105           0
 Henry Schnurbach      1,481,926         5,105           0
 Joseph Vitale         1,481,910         5,121           0
 Dennis McConnell      1,481,910         5,121           0
 Auditors              1,482,382         1,434       3,781



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


Item 6.  Exhibits and Reports on form 8-K (continued).

             (a)  Exhibits

Exhibit No.            Description of Exhibit                 Page No.

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

Date:  May 11, 2001