Form 10QSB
period 2001-06-30
FIRETECTOR INC
filed 2001-08-01
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
For the fiscal quarter ended    June 30, 2001

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from          to

Commission file number  0-17580

                                 FIRETECTOR INC.
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

   Delaware                                              11-2941299
---------------------------------------     ----------------------------------
(State or jurisdiction of incorporation   (IRS employer identification Number)
or organization)


                  209 Lafayette Drive, Syosset, New York 11791
               (Address of Principal Executive Offices) (Zip code)


                                 (516) 433-4700
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001, 1,704,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[    ]      No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                               Page

    Item 1.  Financial Statements.

    Consolidated Balance Sheet as at June 30, 2001                         3

    Consolidated Statements of Income for the Three Month
         Periods Ended June 30, 2001 and 2000                              5

    onsolidated Statements of Income for the Nine Month
         Periods Ended June 30, 2001 and 2000                              6
    Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended June 30, 2001 and 2000                              7

    Notes to Consolidated Financial Statements                             8

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10


 Part II - Other Information

    Item 1.  Legal Proceedings.                                         13

    Item 2.  Changes in Securities.                                     13

    Item 3.  Defaults Upon Senior Securities.                           13

    Item 4.  Submission of Matters to a Vote of Security Holders.       13

    Item 5.  Other Information.                                         13

    Item 6.  Exhibits and Reports on Form 8-K                           13

    Signatures                                                          15

                         Part I - FINANCIAL INFORMATION

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                 June 30,
                                                                   2001
                                                                ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents .................................   $  116,424
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $371,885 ......................    5,105,813
  Inventories ...............................................    2,477,342
  Deferred taxes ............................................      254,000
  Prepaid expenses and other current assets .................      316,951
                                                                ----------
     TOTAL CURRENT ASSETS ...................................    8,270,530
                                                                ----------


PROPERTY, PLANT AND EQUIPMENT -at cost, less
   accumulated depreciation of $1,120,069 ...................      370,485

OTHER ASSETS ................................................      172,662

DEFERRED TAXES ..............................................       41,000

                                                                ----------
     TOTAL ASSETS ...........................................   $8,854,677
                                                                ==========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                           June 30,
                                                             2001
                                                        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Other notes payable - principally to related party   $    81,152
   Accounts payable and accrued expenses ............     2,214,583
   Unearned service revenue .........................       502,382
   Current portion of capital lease obligations .....        23,948
                                                        -----------
     TOTAL CURRENT LIABILITIES ......................     2,822,065
                                                        -----------


   Note payable to bank .............................     1,277,192
   Notes payable - principally to related party, less
    current portion .................................       108,629
   Capital lease obligations, less current portion ..        71,034
                                                        -----------
     TOTAL LIABILITIES ..............................     4,278,920
                                                        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding
     1,704,425 shares ...............................         1,704
  Capital in excess of par ..........................     5,278,490
  Deficit ...........................................      (704,437)
                                                        -----------
TOTAL STOCKHOLDERS' EQUITY ..........................     4,575,757
                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $ 8,854,677
                                                        ===========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 For the  Three Months Ended
                                                                           June 30,
                                                                2001                   2000
                                                             -----------            -----------

Net sales ..............................................     $ 3,969,643           $ 3,631,395
Service revenue ........................................       1,056,181             1,112,632
                                                             -----------            -----------
Total revenues .........................................       5,025,824             4,744,027
                                                             -----------            -----------


Cost of sales ..........................................       2,747,480             2,299,519
Cost of service ........................................         766,959               765,624
Selling, general and administrative ....................       1,250,351             1,250,074
Interest expense .......................................          30,973                58,988
Depreciation and amortization expense ..................          45,142                49,393

                                                             -----------            -----------
                                                               4,840,905             4,423,598
                                                             -----------            -----------
Income from  operations before provision
  for income taxes .....................................         184,919               320,429

Provision  for income taxes:
   Current .............................................          73,000               137,200
   Deferred ............................................           8,000               (12,200)
                                                             -----------            -----------
                                                                  81,000               125,000

                                                             -----------            -----------
Net Income .............................................     $   103,919           $   195,429
                                                             ===========            ===========
Earnings per common share
  Basic earnings  per share ............................     $      0.06           $      0.11
                                                             ===========            ===========
  Diluted earnings per share ...........................     $      0.06           $      0.11
                                                             ===========            ===========

Weighted average number of common shares outstanding ...       1,704,425             1,704,425

Weighted average number of common and potential dilutive
  common shares outstanding ............................       1,779,157             1,832,834

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the Nine Months Ended June 30,
                                                               2001            2000
                                                           ------------    ------------

Net sales ..............................................   $ 10,388,419    $ 10,160,377
Service revenue ........................................      3,217,382       3,111,223
                                                           ------------    ------------
Total revenues .........................................     13,605,801      13,271,600
                                                           ------------    ------------


Cost of sales ..........................................      7,046,308       6,926,152
Cost of service ........................................      2,234,722       2,075,736
Selling, general and administrative ....................      3,674,645       3,559,763
Interest expense .......................................        115,740         188,238
Depreciation and amortization expense ..................        133,691         153,221

                                                           ------------    ------------
                                                             13,205,106      12,903,110
                                                           ------------    ------------
Income from  operations before provision
  for income taxes .....................................        400,695         368,490

Provision  for income taxes:
   Current .............................................        193,000         145,000
   Deferred ............................................        (18,000)              0
                                                           ------------    ------------
                                                                175,000         145,000

                                                           ------------    ------------
Net Income .............................................   $    225,695    $    223,490
                                                           ============    ============
Earnings Per Common Share
  Basic Earnings Per Share .............................   $       0.13    $       0.13
                                                           ============    ============
  Diluted  Earnings Per Share ..........................   $       0.13    $       0.12
                                                           ============    ============

Weighted Average Number of Common Shares Outstanding ...      1,704,425       1,675,092

Weighted Average Number of Common and Potential Dilutive
   Common Shares Outstanding ...........................      1,776,389       1,862,582

See accompanying Notes to the Consolidated Financial Statements

                            FIRETECTOR INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                             For the Nine Months Ended June 30,
                                                                 2001                   2000
                                                              ---------               ---------
OPERATING ACTIVITIES
Net income ................................................    $ 225,695             $ 223,490
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization ...........................      133,691               153,221
  Provision for doubtful accounts .........................       23,000                54,000
  Changes in operating assets and liabilities:
  Accounts receivable .....................................      988,610               151,865
  Inventories, prepaid expenses and other current assets ..     (330,256)             (439,639)
  Deferred taxes ..........................................      (18,000)                    0
  Other assets ............................................      (17,111)              (48,281)
  Accounts payable and accrued expenses ...................     (645,192)              212,288
  Unearned service revenue ................................      127,294                24,556
  Due to affiliated companies .............................     (250,017)             (143,898)
                                                               ---------              ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................      237,714               187,602
                                                               ---------              ---------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment ..............     (144,250)              (95,877)
                                                               ---------              ---------
NET CASH (USED IN) INVESTING ACTIVITIES ...................     (144,250)              (95,877)
                                                               ---------              ---------
FINANCING ACTIVITIES

  Proceeds from exercise of stock options .................                            120,000
  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations .....     (307,990)             (347,144)
  Proceeds from revolving line of credit, notes payable
    and capital lease obligations .........................       92,272                59,009
                                                               ---------              ---------
NET CASH (USED IN) FINANCING ACTIVITIES ...................     (215,718)             (168,135)
                                                               ---------              ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS ...............     (122,254)              (76,410)

Cash and cash equivalents at beginning of period ..........      238,678               233,290
                                                               ---------              ---------
Cash and cash equivalents at end of period ................    $ 116,424             $ 156,880
                                                               =========              =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes .........................................    $ 375,378             $  56,972
     Interest .............................................    $ 111,617             $ 177,798

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2001 and 2000, the Company incurred no capital lease obilgations for the acquisition of equipment.


See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2000.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Mass, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (6.75% at June 30, 2001) plus 3/4% on outstanding balances. At June 30, 2001 $1,277,192 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At June 30, 2001, the Company was in compliance with all of its covenants.

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

6.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options and warrants.

                                       Three Months ended June 30,      Nine Months ended June 30,
                                      ----------------------------     ---------------------------
Basic EPS Computation                      2001           2000             2001          2000
                                           ----           ----             ----          ----

    Net Income available to common
       shareholders ..............     $  103,919     $  195,429       $  225,695     $  223,490
Weighted average
 outstanding shares ...............     1,704,425      1,704,425        1,704,425      1,675,092
    Basic EPS ....................     $      .06     $      .11       $      .13     $      .13
                                       ==========     ==========       ==========     ==========




Diluted EPS Computation                Three Months ended June 30,      Nine Months ended June 30,
                                      ---------------------------      ---------------------------
                                           2001           2000             2001          2000
                                           ----           ----             ----          ----
    Income available to common
         shareholders ..............   $  103,919     $  195,429       $  225,695     $  223,490
                                       ==========     ==========       ==========     ==========

Weighted-average shares ............    1,704,425      1,704,425        1,704,425      1,675,092
                                       ----------     ----------       ----------     ----------
    Plus:  Incremental shares from
               assumed conversions
          Non Employee Stock Options                                                      17,239
          Employee Stock Options ...       17,692         32,057           16,964         43,026
          Warrants* ................       57,040         96,352           55,000        127,225
                                       ----------     ----------       ----------     ----------
Dilutive potential common shares ...       74,732        128,409           71,964        187,490
                                       ----------     ----------       ----------     ----------
    Adjusted weighted-average shares    1,779,157      1,832,834        1,776,389      1,862,582
                                       ----------     ----------       ----------     ----------

    Diluted EPS ....................   $      .06     $      .11       $      .13     $      .12
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

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

The Company has a $3 million credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility") that expires in December, 2004. The Credit Facility has an interest rate of prime plus 3/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. The Company owed $1,277,192 under the Credit Facility at June 30, 2001.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At June 30, 2001, the Company was in compliance with all of its financial covenants.

Net cash provided by operations for the nine months ended June 30, 2001 amounted to $237,714 as compared to $187,602 for the comparable prior year period. Contributing to cash being provided by operations for the nine months ended June 30, 2001 was a $988,610 reduction in accounts receivable, which was used to reduce accounts payable and accrued expenses by $645,192 and to pay off the $250,017 balance of the note payable to Mirtronics. The higher level of revenues for the nine months ended June 30, 2001 (an increase of $334,201) was achieved without the need to increase working capital, which was required in the 2000 period. Accordingly the resulting cash flow for the nine month period in 2001 was used to reduce borrowing under the Credit Facility by $156,000 to a level of $1,277,192.

The ratio of the Company's current assets to current liabilities increased to approximately 2.93 to 1 at June 30, 2001 compared to 2.89 to 1 at June 30, 2000. This increase in the current ratio is primarily due to a reduction in current liabilities from the cash being generated by operations.

Results of Operations

Revenues and Gross Profit

                                                    Three Months Ended         Nine Months Ended
                                                         June 31,                 June 30,
                                                     2001       2000           2001       2000
                                                   -------    -------        -------    -------
                                                             (In thousands of dollars)

Product Revenue ................................. $ 3,970    $ 3,631         $10,389    $10,160
Service Revenue .................................   1,056      1,113           3,217      3,111
Total Revenue ...................................   5,026      4,744          13,606     13,271

Gross Profit Product ............................   1,222      1,332           3,342      3,234
Gross Profit Service ............................     289        347             983      1,035
Total Gross Profit ..............................   1,511      1,679           4,325      4,270

Gross Profit Product % ..........................      31%        37%             32%        32%
Gross Profit Service % ..........................      27%        31%             31%        33%

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenues

The Company's product revenues during the three and nine months ended June 30, 2001, increased from the comparable prior year periods, representing increases of 9% and 2% for the respective periods. These increases in product revenues resulted from timing of release of orders from the Company's backlog.

The decrease in service revenues in the current three month period primarily reflects a decrease in call-in maintenance service on fire systems. The increase in service revenues in the current nine month period primarily reflects a increase in call-in maintenance service on fire systems as well as an increase in service contract revenue.

Gross Profit

Gross profit from product revenues for the three months and nine months ended June 30, 2001, declined 8% for the three month comparison and increased 3% for the nine month comparison. While sales increased during the current three month period, there was a decrease in absolute gross profit related to a change in product mix. This change in product mix reflects a decline in tenant renovations in the current year as leasing activity in New York City has slowed significantly following a very active 2000. In contrast, the June 30, 2000 three month period benefited from an engineering and product management contract (professional service with no material content) that generated a high gross margin. Gross profit on product revenues during the nine month period of 2001 benefited from the contribution to fixed overhead from higher sales.

Gross margin on service revenues declined as a percentage of revenues for each period due to a decrease in revenues on essentially a fixed cost structure. Additionally, certain wage increases to service technicians could not be fully passed on to customers upon renewal of service contracts.

Income Before Tax

Income from operating activities for the three and nine month periods ended June 30, 2001 were $184,919 and $400,695, respectively as compared with income from operations of $320,429 and $368,490 for the comparable 2000 periods. The decrease in operating income during the three month period of 2001 is primarily attributed to the decrease in product gross margin discussed above and from the effect of lower service revenue. Offsetting the decline in gross margin was lower interest costs resulting from reduced bank debt and lower interest rates. The improvement in operating income during the nine month period of 2001 is due to higher total revenues and related gross margin and from a 39% decline in interest costs. These improvements in operating income were offset to some extent by a 3% increase in S G & A expenses to support higher product sales and expand product territory.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes. Due to the timing differences of certain expenses, a deferred tax benefit was recorded in 2001 for expenses to be reported in future periods.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Order Position

The Company's order position, excluding service, at June 30, 2001 amounted to $8,900,000 as compared to $10,800,000 at June 30, 2000 and $7,800,000 at
September 30, 2000. The decrease in order position since June 30, 2000 reflects the shipment in 2000 of significant orders received in 1999 from several subway complexes, a major transportation center, and an airport facility. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog over the next twelve months. However, recent orders for communication and announcement systems from several transit car manufacturers, will be shippable over the next 24 month period. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving low margin but setting a platform for future product additions, tenant installations and service revenues.

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

Exhibit No.            Description of Exhibit                 Page No.

3.1  Certificate of Incorporation of the Company, as amended (Exhibit 3.1)(1)

3.2  By-Laws of the Company (2)

4.1  Specimen Common Stock Certificate (2)

Exhibit No.            Description of Exhibit                 Page No.


9.1 Credit Agreement dated June 23, 1998 between Firetector Inc. as Borrower and Citizens Business Credit Company as Lender (4)

10.2 Debt Matching Agreement dated as of September 30, 1998 between Firetector Inc. and Mirtronics Inc.(4)

10.3 Amended Debt/Equity Agreement dated February 19, 1998 between Firetector Inc. and Mirtronics Inc.(4)

10.4 1997 Non-Qualified Stock Option Plan (Exhibit 10.6)(3)

10.5 Employment Agreement, dated as of January 1, 1997 between Firetector Inc. and John A. Poserina (Exhibit 10.10)(3)

9.6 Form of First amendment to Credit Agreement dated October, 2000 between Firetector Inc. as borrower and Citizens Business Credit Company as Lender(5).


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

                                             FIRETECTOR, INC
                                             (Registrant)

                                             /s/ John A. Poserina
                                             ------------------------------
                                             John A. Poserina, Chief Financial
                                             Officer, Secretary And Director

Date:  July 31, 2001