Form 10KSB
period 2001-09-30
FIRETECTOR INC
filed 2001-12-27
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the fiscal year ended September 30, 2001
                                       OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $19,927,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 14, 2001 was $1,432,543.

      As of December 14, 2001, the Registrant had 1,704,425 shares of Common Stock outstanding.

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

Other Products

     In the past five years Firetector has sought to diversify its product lines to establish a greater base to absorb product support, R & D and other overhead and to provide product and customer diversification. To that end, Firetector has augmented its established position in marketing engineered life safety systems (proprietary and third party) by developing a significant business in engineered sound systems for application to a variety of users including hospitals, educational facilities and transit facilities (e.g. subway stations). Firetector has developed a focused unit with a high level of experience to penetrate this niche market with significant success as a substantial portion of Firetector's order position derives from this effect. In addition, Firetector organized new marketing units to focus on marketing, engineering and servicing systems and products manufactured by third parties, particularly national manufacturers. These units are service oriented organizations which focus on close relationships with customers and key suppliers.

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

Research and Development

     During the fiscal years ended September 30, 2001 and 2000, Firetector spent approximately $142,000 and $135,000, respectively, for research and development of Firetector's life safety and communication systems.

Customers and Suppliers

     For the fiscal years ended September 30, 2001 and 2000, no customer accounted for more than 10% of Firetector's revenues.

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

Employees

    Firetector and its subsidiaries have 125 full time employees, including 42 New York hourly employees that are covered by a Collective Bargaining Agreement expiring June 2002.

Business Conditions

     Firetector believes that its labor and material sources are sufficient and that other than normal competitive factors, and what is discussed above or under "MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATION", Firetector's operations and industry do not have any special characteristics which may have a material impact upon its future financial performance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None

                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Firetector's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 1999 through September 30, 2001 which quotations were obtained from the National Association of Securities Dealers Inc.

  Common Stock                      Bid                        Ask
  Quarter Ended              High        Low           High          Low

December 31, 1999            2.000      1.125          2.218        1.219
March 31, 2000               4.000      3.125          4.188        1.625
June 30, 2000                1.938      1.562          1.938        1.438
September 30, 2000           1.875      1.250          1.967        1.313
December 31, 2000            1.438      0.844          4.750        0.938
March 31, 2001               1.719      1.000          1.750        1.094
June 30, 2001                1.469      1.170          1.500        1.250
September 30, 2001           1.780      1.180          1.870        1.250

     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 14, 2001, there were 431 record holders of Firetector's Common Stock.

     On December 14, 2001 the closing bid and ask prices for the Common Stock were $1.620 and $1.710, respectively.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $3 million dollar credit facility with Citizens Business Credit of Boston (the "Credit Facility") that expires in December, 2004. The Credit Facility had an interest rate of prime plus 3/4% on outstanding balances. Effective October 1,2001, the interest rate was reduced to prime plus 1/4%.
Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At September 30, 2001, the Company was not in default with any of its financial covenants and at such time owed $1,310,000 under the Credit Facility.

Net cash provided by operations for the twelve months ended September 30, 2001 amounted to $630,000 as compared to $810,000 for the comparable prior period. The primary reason for the lower amount of cash being provided by operations was due to a decrease of $102,000 in operating profit before taxes. The $630,000 cash from operations was primarily used to pay off borrowing under a Note Payable to Mirtronics by $243,000 and to reduce borrowings under the Company's Credit Facility to a level of $1,310,000. The Company anticipates continuation of the negotiation of certain terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in timely fashion, resulting in faster final payments. It is the intention of the Company to closely monitor this program throughout fiscal 2002.

     The ratio of the Company's current assets to current liabilities declined to approximately 2.45 to 1 at September 30, 2001 compared to 2.55 at September 30, 2000. This decrease is primarily due to the increase in 2001 of certain costs due to subcontractors and a corresponding increase in customer receivables related to their projects.

     Firetector's terms of sale are net 30 days. However, the normal receivable collection period is 60-120 days, exclusive of retainage, because certain governmental regulations and the Company's frequent status as a subcontractor (entitled to pro rata payments as the general project is completed) extends the normal collection period. Firetector believes this is a standard industry practice. Firetector's receivable experience is consistent with the industry as a whole and will likely continue. This could be considered an area of risk and concern. However, due to the proprietary nature of Firetector's systems, many projects require Firetector's cooperation to secure a certificate of occupancy and/or to activate/operate a life safety system, thus assisting Firetector's collection of a significant portion or even total payment, even when Firetector's immediate account debtor's (contractor) creditors have seized a project.

RESULTS OF OPERATIONS

Revenues

     Total revenues in 2001 were $19.9 million, an increase of 4% compared to revenues of $19.1 million in 2000. This increase was primarily due to a 4% increase in both product and service revenues in 2001.

     The increase in product revenue is the result of the Company's intensified and broadened marketing program, which maintained product revenues at record levels. During 2001, the Company continued to experience strong shipments on commercial audio/visual projects that included a New York City auction house, several professional organizations, a securities firm and the continuation of the second phase of a major airport facility. The Company also continued to experience a higher level of revenues in 2001 from its fire alarm product line; due in part from expansion into the Long Island, NY market area.

     Service revenues increased 4% in 2001 to $4,349,000. The increase in service revenues is a result of higher service contract revenue on life safety systems.

Gross Profit

     Gross profit dollars from product revenues increased 1% in 2001 to $5,069,000 as a result of the 4% increase in product sales. Gross profit margin as a percentage of product revenues was only 33.0% in 2001 compared to 34.0% in 2000. This decrease in gross profit percentage was due to a change in product mix. This product mix change reflects a decline in tenant renovations in 2001 as leasing activity in New York City had slowed significantly following a very active 2000. In contrast, 2000 benefited from an engineering and product management contract (professional service with no material content) which carried a higher gross margin.

     Gross profit margin on service revenues decreased in 2001 to 27.9% from 29.7% in 2000. This decrease reflects the effect of certain wage increases to service technicians in both New York and Dallas. These wage increases could not be fully passed on to customers by increases in service contract revenue.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses (S G & A) increased by 5% in 2001 over 2000 primarily as a result of the Company's expanded marketing program. This expansion in marketing effort has resulted in higher revenues and related profitability during 2001 and 2000. The increase in S G & A reflects increased commission expense related to higher product revenues and additional staffing related to the Company's railcar transit communication group as it addresses a marketing opportunity for future business over the next 3 to 5 years. However, selling, general and administrative expenses as a percent of sales remained at 26.3% of revenues during both years.

Income Before Tax

     Operating income decreased in 2001 to $733,000 compared to $834,000 in fiscal 2000. While there was a slight improvement in gross profit in 2001 there was a decline in operating income due to the 5% increase in selling general and administrative expenses in 2001 as noted above. Offsetting the increase in S G & A was a $103,000 reduction in interest costs due to the payoff of notes payable and a reduction in bank debt coupled with lower interest rates in 2001. Also favorably affecting operating income was lower depreciation and amortization in 2001 as certain assets became fully depreciated.

Tax Provisions

     The Company's current income tax provision represents Federal, state and local income taxes. During 2000, the Company fully utilized the balance of its net operating loss carry forwards. Deferred taxes represent the net increase in deferred tax assets as it relates to certain book provisions to be deducted in future tax returns.

Order Position

     Firetector's order position, excluding service, remained at $7.8 million at September 30, 2001 compared to the $7.8 million level at September 30, 2000. The Company expects to fulfill the majority of its backlog over the next twelve months. However, the backlog includes $2.2 million of recent orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 24 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor, and expects to be active in seeking orders where the Company would act as a prime contractor.

Plan of Operations

     During fiscal 2002, Management intends to continue to focus on its intensified marketing programs that began in 1998 and to continue to contain or monitor fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Management anticipates reduced demand in 2002 and likely reduced profitability due to the overall decline in economic activity, layoffs and real estate vacancies. The events of September 11th resulted in the loss of a limited amount of direct revenue from service contracts in certain affected buildings. Since most affected tenants relocated to existing built out space elsewhere in New York City, moved out of New York City or downsized, the catastrophe has not resulted in immediate business to offset the overall decline in demand. In addition, various large projects with or related to government agencies including airport terminal expansion which were likely to generate significant revenue in 2002 have been deferred until 2003 or beyond. Longer term, Management expects increased demand from the Company's audio-visual, public address and other communication products. Enhancements in recent years to Firetector's management information systems and methods of approving and monitoring project costs have improved Management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility.

 INFLATION

     The impact of inflation on the Company's business operations has not been material in the past. Casey's labor costs are normally controlled by union contracts covering a period of two years and its material costs have remained relatively stable. However in July of 1999, after a brief work stoppage (strike), the Company and its union agreed to a new three year contract that provides for wage/benefits increases of 5% in each year. During 2001, certain union members, upon passing certain test requirements, will be moving up to higher paying categories that have multiple salary steps per year in excess of the 5% contractual level. In addition, the demand for highly skilled professionals has resulted in the need to assess salary levels in order to remain competitive in both Dallas, Texas and the New York City, New York metropolitan areas. It is expected that required salary adjustments will exceed normal increases given in the past. The Company will try to mitigate the effect of these increases in labor costs by price increases, if possible, and expense reductions.

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

Exhibit No.            Description of Exhibit                 Page No.

3.1 Certificate of Incorporation of the Company, as amended (Exhibit 3.1)(1)

3.2    By-Laws of the Company (2)

4.1    Specimen Common Stock Certificate (2)

10.1   Credit Agreement dated June 23, 1998  between
       Firetector Inc. as Borrower and Citizens Business Credit Company as Lender (3)

10.2 Form of First amendment to Credit Agreement dated October, 2000 between Firetector Inc. as borrower and Citizens Business Credit Company as Lender (4)

10.6 Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (4)

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

     (4) To be filed by amendment

     (b)  Reports on Form 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              FIRETECTOR INC.
                              (Registrant)

                              By: /s/ Daniel S. Tamkin
                                  -----------------------------
                                  Daniel S. Tamkin,
                                  Chief Executive Officer and
                                  Director

Dated: December 26, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                           DATE

 /s/DANIEL S. TAMKIN           Chairman,                      December 26, 2001
 ----------------------        Chief Executive Officer
 Daniel S. Tamkin              and Director

                               President, Chief Operating
/s/JOSEPH VITALE               Officer and Director           December 26, 2001
------------------------
  Joseph Vitale

                              Vice President,                 December 26, 2001
/s/JOHN A. POSERINA           Chief Financial Officer
------------------------      Treasurer, Secretary,
 John A. Poserina             and Director

/s/HENRY SCHNURBACH           Director                        December 26, 2001
-----------------------
  Henry Schnurbach

/s/DENNIS P. McCONNELL       Director                        December 26, 2001
------------------------
 Dennis P. McConnell

          Index to Consolidated Financial Statements

                   Firetector Inc. and Subsidiaries

                                     Item 7

Independent Auditors' Report ....................................       F1

Audited Consolidated Financial Statements

Consolidated Balance Sheet-September 30, 2001 ...................       F2 - F3

Consolidated Statements of Income
 Years Ended September 30, 2001 and 2000 ......................         F4

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 2001 and 2000 ......................         F5

Consolidated Statements of Cash Flows
 Years Ended September 30, 2001 and 2000 ......................         F6

Notes to Consolidated Financial Statements ...................          F7 - F21

                           Independent Auditors Report

To the Stockholders and Board of Directors of Firetector Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Firetector Inc. and its subsidiaries as of September 30, 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Firetector Inc. and its subsidiaries as of September 30, 2001 and the consolidated results of their operations and their cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


December 6, 2001                         /s/ MARCUM & KLIEGMAN LLP
New York, NY

                         Part I - FINANCIAL INFORMATION
                        FIRETECTOR INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                September 30,
                                                                    2001
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                       $  299,000
 Accounts receivable, principally trade, less allowance
  for doubtful accounts of $328,000                               6,457,000
 Inventories                                                      2,291,000
 Deferred taxes                                                     251,000
 Prepaid expenses and other current assets                          238,000
                                                                 -----------
TOTAL CURRENT ASSETS                                             $9,536,000
                                                                 -----------


PROPERTY, PLANT AND EQUIPMENT -net                                  361,000

OTHER ASSETS                                                        191,000

DEFERRED TAXES                                                       60,000

                                                                ------------
TOTAL ASSETS                                                    $10,148,000
                                                                ============

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                September 30,
                                                                    2001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Other notes payable - principally to related party              $117,000
   Accounts payable and accrued expenses                          3,306,000
   Unearned service revenue                                         454,000
   Current portion of capital lease obligations                      24,000
                                                                 -----------
TOTAL CURRENT LIABILITIES                                         3,901,000
                                                                 -----------


   Note payable to bank                                           1,310,000
   Notes payable - principally to related party,
    less current portion                                             89,000
   Capital lease obligations, less current portion                   65,000
                                                                 -----------
TOTAL LIABILITIES                                                 5,365,000
                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,704,425 shares               2,000
  Capital in excess of par                                        5,279,000
  Deficit                                                          (498,000)
                                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                                        4,783,000
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $10,148,000
                                                                 ===========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            For the Year Ended
September 30,
                                                              2001             2000

                                                          -----------      ------------
-
Net sales                                                 $15,578,000     $14,921,000
Service revenue                                             4,349,000       4,166,000
                                                          ------------    ------------
Total revenues                                             19,927,000      19,087,000
                                                          ------------    ------------


Cost of sales                                              10,510,000       9,896,000
Cost of service                                             3,136,000       2,928,000
Selling, general and administrative                         5,252,000       5,016,000
Interest expense                                              146,000         249,000
Depreciation and amortization expense                         150,000         164,000
                                                          ------------    ------------
                                                           19,194,000      18,253,000
                                                          ------------    ------------
Income from  operations before provision
  for income taxes                                            733,000         834,000

Provision  for income taxes:
   Current                                                    334,000         335,000
   Deferred                                                   (34,000)         25,000
                                                          ------------    ------------
                                                              300,000         360,000

                                                          ------------    ------------
Net Income                                                $   433,000      $  474,000
                                                          ============     ===========
Earnings Per Common Share
  Basic Earnings Per Share                                      $0.25           $0.28
  Diluted  Earnings Per Share                                   $0.24           $0.26
                                                                =====           =====

Weighted Average Number of Common Shares Outstanding        1,704,425       1,682,198

Weighted Average Number of Common and Potential Dilutive
   Common Shares Outstanding                                1,784,089       1,853,792


See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000

                                                TOTAL
                                            STOCKHOLDERS'                  PREFERRED STOCK                     COMMON STOCK
                                                EQUITY                SHARES               AMOUNT            SHARES         AMOUNT
                                            ------------             ----------          --------         ----------     ----------
Balance at September 30, 1999                $3,756,000                      0                  0         1,571,097         $2,000
                                            -----------                --------          ---------       -----------       --------
Issuance of shares from exercise
  of options                                    120,000                                                     133,333              0

Net Income                                      474,000
                                            -----------                --------          ---------       -----------       --------
Balance at September 30, 2000                $4,350,000                      0                 $0         1,704,430         $2,000

Net Income                                     $433,000
                                            -----------                --------          ---------       -----------       --------
Balance at September 30, 2001                $4,783,000                      0                 $0         1,704,430         $2,000
                                            ===========                ========          =========       ===========       ========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. and SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 and 2000
                                (continued)

                                                  CAPITAL
                                                 IN EXCESS
                                                  OF PAR             DEFICIT
                                                -----------       -------------

Balance at September 30, 1999                    $5,159,000        $(1,405,000)

Issuance of shares from exercise
  of options                                        120,000


Net Income                                                            $474,000
                                                ------------      -------------
Balance at September 30, 2000                    $5,279,000         $( 931,000)
                                                ------------      -------------

Net Income                                                             433,000
                                                ------------       ------------
Balance at September 30, 2001                    $5,279,000          $(498,000)
                                                ============       ============

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Year Ended September 30,
                                                               2001                  2000
                                                           -----------            ----------
OPERATING ACTIVITIES
Net income                                                  $433,000               $474,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                              150,000                164,000
  Deferred income tax (benefit) expense                      (34,000)                25,000
  Provision for doubtful accounts                            (21,000)               128,000
 Changes in operating assets and liabilities:
  Accounts receivable                                       (319,000)              (712,000)
  Inventories, prepaid expenses and other current assets     (66,000)               (34,000)
  Other assets                                               (39,000)                 1,000
  Accounts payable and accrued expenses                      446,000                731,000
  Unearned service revenue                                    80,000                 33,000
                                                           ------------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    630,000                810,000
                                                           ------------           -----------
INVESTING ACTIVITIES
 Purchases of property, and equipment                       (148,000)               (97,000)
                                                           ------------           -----------
NET CASH (USED IN) INVESTING ACTIVITIES                     (148,000)               (97,000)
                                                           ------------           -----------
FINANCING ACTIVITIES

 Proceeds from exercise of stock options                                            120,000
 Principal payments on revolving line of credit,
  long-term debt, notes payable and capital lease
  obligations                                               (271,000)              (719,000)
 Proceeds from revolving line of credit, notes payable
   and capital lease obligations                              92,000                 80,000
 Notes payable to affiliated companies                      (243,000)              (189,000)
                                                          ------------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (422,000)              (708,000)
                                                          ------------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     60,000                  5,000

Cash and cash equivalents at beginning of period             239,000                234,000
                                                          ------------           -----------
Cash and cash equivalents at end of period                  $299,000               $239,000
                                                          ============           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                           $389,000                $67,000
     Interest                                               $145,000               $234,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended September 30, 2001, the Company incurred no capital lease obligations for the acquisition of equipment. During the year ended September 30, 2000, the Company incurred capital lease obligations of $94,000 for the acquisition of equipment.

See accompanying Notes to the Consolidated Financial Statements

                        Firetector Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               September 30, 2001



1. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 2001, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), General Sound (Texas) Company ("GenSound"), Pyrotech Service Inc. ("Pyrotech"), Systems Service Technology Corp. ("SST") and Amco Maintenance Corporation ("AMCO"). Effective October 1, 1999, the operations of Pyrotech and Amco became part of the operation of SST and these two companies became inactive. Significant intercompany items and transactions have been eliminated in consolidation. The Company is a subsidiary of Mirtronics, Inc. ("Mirtronics"), an Ontario publicly-held corporation.

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

Other Assets

Other assets are comprised principally of the excess of cost over the fair value of the assets acquired in the acquisition of certain subsidiaries. The excess of cost over the fair value of the assets acquired approximates $110,000 (net of accumulated amortization of $64,000) and relates principally to the 1990 acquisition of GenSound. This amount is being amortized over forty years under the straight line method.

The Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired.

Advertising  Costs

Advertising Costs are expensed as incurred during the year. Advertising Costs for the years ended September 30, 2001 and 2000 amounted to $26,000 and $20,000, respectively.

Research and Development Cost

Research and development costs are expensed as incurred during the year. Research and development costs for the years ended September 30, 2001 and 2000 amounted to $142,000 and $135,000, respectively.

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

Earnings Per Share

SFAS No. 128 "Earnings Per Share" requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, and warrants.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 84% of such outstanding receivables at September 30, 2001 are due from customers in New York.

At September 30, 2001, the Company had approximately $381,000 based on checks that had not cleared the financial institutions that are subject to insured amount limitations. The Company does not require collateral to support financial instruments subject to credit risk.

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

2. Transactions with Related Parties

Mirtronics is the largest shareholder of the Company. In 1994 and 1995, Mirtronics provided financial assistance to the Company by way of a Letter of Credit in support of the company's credit facility, further advances to the Company, and an exchange of debt for equity. In connection with this financial assistance, the Company has outstanding warrants to purchase 310,000 shares of the Company's Common Stock, which were issued in 1998, and are exercisable at any time until December 31, 2003 at an exercise price of $1.02 per share.

Notes Payable Principally to Related Party includes $105,000 due to a former officer/director of the Company under a seven year installment promissory note dated January 1, 1997 that bears interest at 4% per annum.

3. Property and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:

                                                           September 30,
                                                               2001
                                                       ----------------------
   Machinery and equipment                                  $1,342,000
   Furniture and fixtures                                      136,000
   Leasehold improvements                                       16,000
                                                       ----------------------
                                                             1,494,000
   Less accumulated depreciation and amortization
                                                             1,133,000
                                                       ----------------------
                                                              $361,000
                                                       ======================

Annual   amortization  of  equipment  under  capital  leases  is  included  with depreciation and amortization expense.

Depreciation and amortization expense was $129,000 and $127,000 for the years ended September 30, 2001 and 2000, respectively.

4. Long-Term Debt

In 1998, the Company entered into a revolving credit facility with Citizens Business Credit Company of Boston, Massachusetts (the "Credit Facility"). The Credit Facility was revised in September 2000 and provides for a $3,000,000 revolving line of credit through December 2004 and carries an interest rate of prime plus 3/4% on outstanding balances (6% at September 30, 2001). The interest rate was reduced to prime plus 1/4% effective October 1, 2001. The Credit facility limits capital expenditures to $250,000 in each year. At September 30, 2001 $1,310,000 was outstanding under this facility. Advances under the credit facility are measured against a borrowing base calculated on eligible receivables and inventory. The credit facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditure. The Company is also required to maintain certain financial ratios. At September 30, 2001, the Company was not in default of any of its financial covenants.


Annual maturities of Loans and Notes Payable are as follows:

                                Bank                      Other Notes
                                Loan                        Payable
                           ------------                   ----------

   2002                   $                                $117,000
   2003                          --                          67,000
   2004                          --                          17,000
   2005                       1,310,000                       5,000
                          --------------                  -----------
   Total                     $1,310,000                    $206,000
                          ==============                  ===========

The Company previously had a 10% note payable to Mirtronics, which was paid off, with accrued interest, on March 5, 2001.

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

The following is a schedule of future minimum payments, by year and in the aggregate, under non cancelable capital and operating leases with initial or remaining terms of one year or more at September 30, 2001:

                                                                      Capital Leases    Operating Leases

2002                                                                     $33,000              $353,000
2003                                                                       31,000              326,000
2004                                                                       26,000              180,000
2005                                                                       21,000              186,000
2006                                                                                           192,000
2007                                                                                           148,000
                                                                    --------------------------------------
Total minimum lease payments                                             111,000            $1,385,000
                                                                                        ==================
Less amount representing interest                                          22,000
                                                                    --------------------
Present value of net minimum lease payments (including current
   portion of $24,000)                                                   $89,000
                                                                    ====================

Rental expense amounted to $343,000 and $307,000 for 2001 and 2000, respectively.

6. Significant Customers
During fiscal 2001 and 2000, no customer accounted for more than 10% of sales.

7. Income Taxes

During the year ended September 30, 2001, the Company recorded a tax provision of $300,000 compared to $360,000 for the year ended September 30, 2000. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate is follows:

                                                            Year ended September 30,
                                                               2001             2000
                                                            ---------------------------
Statutory federal income tax rate                               34%              34%
Computed expected tax from income                            $249,000         $284,000
Increase in taxes resulting from:
 State and local income taxes, net of Federal tax benefit      53,000           97,000
 Nondeductible expenses                                         8,000            8,000
(Decrease) in taxes resulting from
 benefit of future tax deductible items                       (10,000)         (29,000)
                                                            ----------------------------
Provision                                                   $300,000          $360,000
                                                            ============================
                                                            ============================

The Company provided $14,000 and $13,000 for state and local franchise and capital taxes for the years ended September 30, 2001 and 2000, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has recorded a deferred tax asset at September 30, 2001 and 2000 related to certain book provisions to be deducted in future tax returns. Management anticipates profitable operations to continue at a level that will result in the utilization of the entire deferred tax asset.

The components of deferred tax assets at September 30, 2001 and 2000 consist of the following:


Allowance for doubtful accounts                   $131,000           $140,000
Inventory reserve                                  120,000            103,000
Depreciation and amortization                       60,000             34,000
                                                  --------           ---------
Total deferred tax asset                          $311,000           $277,000
                                                  =========          =========


8. Earnings Per Share

Shown below is a table that presents for 2001 and 2000 the computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution.


                                                             Year Ended
Basic EPS Computation                                  2001              2000
---------------------                                ---------------------------
  Net Income available to common
       shareholders                                   $433,000         $474,000
  Weighted average outstanding shares                1,704,425        1,682,198

  Basic EPS                                               $.25             $.28
                                                          ====             ====


Diluted EPS Computation
-----------------------
  Income available to common
   shareholders                                       $433,000         $474,000

  Diluted net income                                  $433,000         $474,000

  Weighted-average shares                            1,704,425        1,682,198
   Plus:  Incremental shares from
          assumed conversions
     Non Employee Stock Options                                          10,242
     Employee Stock Options                             18,640           40,693
     Warrants*                                          61,024          120,659
                                                        ------          -------
  Dilutive potential common shares                      79,664          171,594
                                                        ------          -------
    Adjusted weighted-average shares                 1,784,089        1,853,792
                                                     ---------        ---------
    Diluted EPS                                           $.24             $.26
                                                         =====            =====

*Warrants convertible into 16,667 shares were antidilutive in the years ended September 30, 2001 and 2000, respectively.

9.  Employee Stock Options, Options, and Warrants

On April 30, 1997, the Company and its stockholders adopted a nonqualified stock option plan ("1997 Plan"), which expires September 30, 2002, except as to options then outstanding under the 1997 Plan. Under the 1997 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of its issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 1997 Plan are to be reduced by options outstanding under a 1990 nonqualified stock option plan (replaced by the 1997 Plan).

The Company applies the intrinsic value base method of accounting for options issued to employees rather than the fair value based method of accounting. On December 29, 2000, options on 43,375 shares of common stock were extended for five more years and the option price was reset from $1.00 to $1.03 per share. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and net income per share for 2001 would be reduced to the pro forma amounts indicated below:

                                    2001                        2000
Net Income:
    As reported                    $433,000                   $474,000
    Pro forma                       404,000                    474,000

Earnings per common share:
    As reported
      Basic                           $0.25                      $0.28
      Diluted                         $0.24                      $0.26
                                      =====                      =====

    Pro forma
      Basic                           $0.24                      $0.28
      Diluted                         $0.23                      $0.26
                                      =====                      =====

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001: dividend yield of zero; expected volatility of 75% and expected life of 5 years. The weighted average risk fee interest rates for 2001 were 4.64%. The weighted average fair value of options granted during 2001, for which the exercise price equaled the market price on the grant dates, was $1.03.

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

Transactions involving stock options are summarized as follows:

                                                                           Weighted Average
                                                                          Exercise Price of
                                      Stock Options Outstanding          Options Outstanding
Balance September 30, 1999                   107,958                           $1.04
Balance September 30, 2000                   107,958                            1.04
   Options granted                            43,375                            1.03
   Options expired                            43,375                            1.00
Balance September 30, 2001                   107,958                           $1.05

There  were  93,958  exercisable  options  at  September  30,  2001  and  75,402 exercisable options at September 30, 2000. . The following table summarizes information concerning currently outstanding and exercisable stock options.

                           Outstanding at          Weighted Average         Exercisable at
Exercise Price            September 30, 2001      Contractual Life       September 30, 2001
  1.00                        4,500                   .3 years                  4,500
  1.00                       25,083                  1.0 years                 25,083
  1.13                       35,000                  3.0 years                 21,000
  1.03                       43,375                  4.3 years                 43,375

The Company granted Mirtronics warrants to purchase 310,000 shares of the Company's Common Stock which are exercisable at a price of $1.02 per share at any time until December 31, 2001. (See Note 2 - Transactions with Related Parties)

In May 1995, the Company granted Judson Enterprises, Ltd. 33,334 options to purchase common stock at a price of $3.00 per share in exchange for investment banking services. In April 1997, the Company entered into an agreement to exchange 16,667 of these options for 16,667 new options to purchase common stock at a price of $4.50 and these options will expire in April 2002. The remaining 16,667 options expired in May 2000. Based on calculations done in accordance with the requirements of SFAS 123, stock based compensation expense resulting from this transaction was immaterial.

Transactions involving non-employee stock options and warrants are summarized as follows:

                                                                              Weighted Average
                                       Options and Warrants                   Exercise Price of
                                           Outstanding                       Options Outstanding
Balance September 30, 1999                  486,667                                $1.17
Balance September 30, 2000                  326,667                                 1.20
Balance September 30, 2001                  326,667                                $1.20

All of these options were exercisable at the end of the periods indicated in the above schedule.

The following table summarizes information concerning currently outstanding and exercisable non-employee stock options and warrants.

                                 Outstanding at        Weighted Average            Exercisable at
Exercise Price                 September 30, 2001      Contractual Life          September 30, 2001
       4.50                         16,667                  .5 years                    16,667
       1.02                        310,000                 2.3 years                   310,000

10. Contingencies

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any material item exists that will affect the Company's business or financial condition.


11. Other

Approximately  34%  of  the  Company's   employees  are  covered  by  collective
bargaining agreements. The present contract expires in June 2002.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. In 2001 and 2000 a profit sharing contribution of $44,000 and $44,000, respectively, was charged to expense.


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

13.  Authoritative Pronouncements

The Financial Accounting Standards Board (FASB) has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of derivative and how it is designated, for example, gains or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedging may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

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

In July 2001, the ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001; however, early adoption is permitted for fiscal years beginning after March 15, 2001. SFAS No. 142 require, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The Company is required to adopt SFAS No. 142 in fiscal 2003. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

The Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in August 2001. SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for SFAS No. 144 is for fiscal years beginning after December 15, 2001.

The Company expects that the adoption of the new statement will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.