Form 10-K/A
period 2001-09-30
FIRETECTOR INC
filed 2002-01-22
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20459

                FORM 10-KSB/A-1  Annual or Transitional Report

                                 AMENDMENT NO. 1

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

     As of January 7, 2002, the Registrant had 1,704,425 shares of Common Stock outstanding.

     Documents Incorporated by Reference: None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

                                                           DATE SERVICE
    NAME            AGE             OFFICE                 COMMENCED

Daniel S. Tamkin     42             Chairman, Chief         October 1990
                                    Executive Officer,
                                    General Counsel,
                                    Director, and
                                    Audit Committee

Joseph Vitale        55             President, Chief        May 1994
                                    Operating Officer
                                    and Director

John A. Poserina     61             Treasurer, Vice         January 1997
                                    President, Chief
                                    Financial Officer,
                                    Secretary and
                                    Director

Dennis P. McConnell  48             Director and            January 1997
                                    Audit Committee

Henry Schnurbach     50             Director and            October 1988
                                    Audit Committee


     Mr. Tamkin has a J.D. degree from New York University School of Law and an A.B. degree from Columbia University. Mr. Tamkin has been Chief Executive Officer since March 15, 1996, prior to which Mr. Tamkin was Vice President and General Counsel of the Company from October 1990. Also since October 1990, Mr. Tamkin has been a Vice President of Mirtronics and Executive Vice President of Forum Financial Corporation, a Toronto based merchant banking organization controlled by a Director of Mirtronics. Since November 1992, Mr. Tamkin has been a director of Unicap Commercial Corporation, an Ontario corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Since November 1998, Mr. Tamkin has been a Director and Chief Operating Officer of Ntex Incorporated, a manufacturer of textile products. Mr. Tamkin is presently Counsel to Dolgenos Newman & Cronin LLP, counsel to the Company.

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

Poserina holds a Bachelor of Science degree in accounting from the University of Rhode Island and is a Certified Public Accountant.

     Mr. McConnell is a partner in the firm of Dolgenos Newman & Cronin LLP, counsel to the Company. Prior to being associated with Dolgenos Newman & Cronin LLP, he was associated with Varet & Fink P.C. from 1989 to March 1993. Mr. McConnell holds a J.D. degree from New York Law School.

     Mr. Schnurbach has a Bachelor of Commerce degree from Sir George Williams University and is a Certified Management Accountant in Ontario. Since October 1991, Mr. Schnurbach has been Chief Executive Officer of Cantar/Polyair Corporation ("CPC"). Since February 1996, Mr. Schnurbach has also served as President of Polyair Inter Pack Inc., an Ontario corporation traded on the Toronto Stock Exchange, and the holding company of CPC.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to compensation paid or accrued by the Company for services rendered to it for each of the three fiscal years ended September 30, 2001, as to Daniel S. Tamkin, the Company's present Chief Executive Officer, Joseph Vitale, the Company's President and Chief Operating Officer, and John A. Poserina, the Company's Chief Financial Officer and Secretary; none of the Company's other Executive Officers had aggregate remuneration in excess of $100,000.


[The remainder of this page intentionally left blank.]

                       SUMMARY COMPENSATION TABLE


                                                                            LONG
                    ANNUAL COMPENSATION                 TERM COMPENSATION
                                                                       All Other
Year      Salary ($)       Bonus($)     Other($)      Option/SAR Compensation
- -----------------------------------------------------------------------------
Daniel S. Tamkin
2001      $87,000         $20,000       $5,600           (1)          --
2000       74,000          20,000        5,600                        --
1999       73,500          10,000        6,600           (2)          --

Joseph Vitale
2001     $130,000         $30,000       $6,000           (3)          --
2000      113,000          30,000        6,000                        --
1999      105,000          15,000        6,200           (4)          --

John A. Poserina
2001     $141,000         $30,000       $5,600                        --
2000      124,000          30,000        5,600                        --
1999      115,000          15,000        6,600           (5)          --
------
(1) Options to purchase 4,167 shares of Common Stock, at a price of $1.03 per share were issued to Mr. Tamkin in December, 2000.

(2) Options to purchase 5,000 shares of Common Stock, at a price of $1.125 per share were issued to Mr. Tamkin in April, 1999.

(3) Options to purchase 7,959 shares of Common Stock, at a price of $1.03 per share were issued to Mr. Vitale in December, 2000.

(4) Options to purchase 5,000 shares of Common Stock, at a price of $1.125 per share were issued to Mr. Vitale in April, 1999.

(5) Options to purchase 5,000 shares of Common Stock, at a price of $1.125 per share were issued to Mr. Poserina in April, 1999.

-----------

     The following table details, as of September 30, 2001, the value of unexercised in-the-money options held by Daniel S. Tamkin, Joseph Vitale and John A. Poserina:

                        Number of Securities           Value of Unexercised
                     Underlying Unexercised Options      In-The-Money Options (4)
                     Exercisable  Unexercisable       Exercisable   Unexercisable
                     ----------   ------------        -----------   -------------
Daniels S. Tamkin      7,500         3,333             $1,317         $1,192
Joseph Vitale         12,533         4,592              5,425          1,760
John A. Poserina       9,333         4,833              4,137          1,897

- - ------
(4) Net value, calculated as the difference between the exercise price and the market price reported for September 28, 2001.

     In December 1995, the Board of Directors voted to institute a 401(k) plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision at the discretion of the Board of Directors. In 2001 and 2000, the Board of Directors approved a payment totaling $44,000 for participants of the non-union and union 401(k) plans.

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

     The Company currently has issued and outstanding options to purchase 204,858 shares of its Common Stock, at various exercise prices ranging between $1.00 and $1.125 per share, to certain of its officers, Directors and employees. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's outstanding Common Stock at January 7, 2002 of (i) each beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's Directors, and (iii) all Officers and Directors of the Company as a group.

         Common Stock Beneficially Owned At January 7, 2002

                                     Number of Shares     Percent of Shares
                                     --------------------------------------
Mirtronics Inc.(1)                          993,211              46.0%
Genterra Capital Corporation                166,667               7.7%
Daniel S. Tamkin (2)                        127,733               6.0%
Joseph Vitale (3, 4)                         17,125                nil
Henry Schnurbach (4)                          5,167                nil
John A. Poserina (3, 5)                      21,667                nil
Dennis P. McConnell (4, 6)                    4,167                nil
All Executive Officers and
Directors as a Group (5 Persons)            175,859               8.1%
----------

     (1) Includes 310,000 shares of Common Stock issuable upon conversion of debt owed to Mirtronics and convertible into shares of Common Stock. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Address is 106 Avenue Road, Toronto, Ontario.

     (2) Includes 10,833 shares of Common Stock issuable upon exercise of options granted by the Company and 96,900 options on shares held by Mirtronics. Address is 96 Spring Street, New York, NY.

     (3) Address is 209 Lafayette Drive, Syosset, NY 11791.

     (4) Issuable upon exercise of options granted by the Company.

     (5) Includes 14,167 shares of Common Stock issuable upon exercise of options granted by the Company.

     (6) Address is 96 Spring Street, New York, NY.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1985, Casey entered into a royalty agreement with Joseph Vitale, prior to his becoming the President and Chief Operating Officer of the Company. The agreement pays Mr. Vitale a royalty on certain systems marketed and serviced by Casey. In fiscal year ended September 30, 2001, Casey paid $76,352 pursuant to the terms of the agreement.


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

Dated: January 22, 2002