Form 10QSB
period 2001-12-31
FIRETECTOR INC
filed 2002-02-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
For the fiscal quarter ended           December 31, 2001
                                 --------------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from           to

Commission file number                0-17580
                                      -------

                                 FIRETECTOR INC.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                      11-2941299
---------------------------------------      ----------------------------------
(State or jurisdiction of incorporation    (IRS employer identification Number)
 or  organization)


209 Lafayette Drive, Syosset, New York                          11791
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 13, 2002, 1,704,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[    ]     No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                Page

   Item 1.  Financial Statements.

   Consolidated Balance Sheet as at December 31, 2001                      3

   Consolidated Statements of Operations for the Three Month
        Periods Ended December 31, 2001 and 2000                           5

   Consolidated Statements of Cash Flows for the Three Month
        Periods Ended December 31, 2001 and 2000                           6

   Notes to Consolidated Financial Statements                              7

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9

Part II - Other Information

   Item 1.  Legal Proceedings.                                            11

   Item 2.  Changes in securities.                                        11

   Item 3.  Defaults Upon Senior Securities.                              11

   Item 4.  Submission of Matters to a Vote of Security Holders.          11

   Item 5.  Other Information.                                            11

   Item 6.  Exhibits and Reports on Form 8-K                              11

   Signatures                                                             13

                         Part I - FINANCIAL INFORMATION

                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                    December 31,
                                                                        2001
                                                                    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $ 231,043
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $333,885                                5,541,793
  Inventories                                                         2,399,098
  Deferred taxes                                                        295,000
  Prepaid expenses and other current assets                             393,570
                                                                    ------------
     TOTAL CURRENT ASSETS                                             8,860,504
                                                                    ------------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,147,197              363,522

OTHER ASSETS                                                            183,387

DEFERRED TAXES                                                           63,000


                                                                    ------------
     TOTAL ASSETS                                                    $9,470,413
                                                                    ============

See accompanying Notes to the Consolidated Financial Statements



                        FIRETECTOR INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                    December 31,
                                                                        2001
                                                                     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Other notes payable - principally to related party                  $106,424
   Accounts payable and accrued expenses                              2,628,760
   Unearned service revenue                                             455,886
   Current portion of capital lease obligations                          23,048
                                                                     -----------
        TOTAL CURRENT LIABILITIES                                     3,214,118



   Note payable to bank                                               1,603,419
   Notes payable - principally to related party, less
    current portion                                                      89,310
   Capital lease obligations, less current portion                       61,595
                                                                      ----------
        TOTAL LIABILITIES                                             4,968,442
COMMITMENTS AND CONTINGENCIES                                         ----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,704,425 shares                   1,704
  Capital in excess of par                                            5,278,490
  Accumulated Deficit                                                  (778,223)
                                                                      ----------
TOTAL STOCKHOLDERS' EQUITY                                            4,501,971
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $9,470,413
                                                                     ===========

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                                   December 31,
                                                                             2001                 2000
                                                                           -----------         -----------
Net sales                                                                  $2,422,339          $2,883,229
Service revenue                                                             1,116,392           1,062,864
                                                                           -----------         -----------
Total revenues                                                              3,538,731           3,946,093
                                                                           -----------         -----------


Cost of sales                                                               1,910,559           1,912,026
Cost of service                                                               801,205             714,078
Selling, general and administrative                                         1,232,774           1,143,926
Interest expense                                                               22,918              40,895
Depreciation and amortization expense                                          42,870              43,406

                                                                           -----------          ----------
                                                                            4,010,326           3,854,331
                                                                           -----------          ----------
(Loss) Income before (benefit from) provision
  for income taxes                                                           (471,595)             91,762
                                                                           -----------          ----------
(Benefit from) provision  for income taxes:
   Current                                                                   (144,000)             44,000
   Deferred                                                                   (47,000)            (14,000)
                                                                           -----------          ----------
                                                                             (191,000)             30,000

                                                                           -----------          ----------
Net (Loss) Income                                                           ($280,595)            $61,762
                                                                           ===========          ==========
Earnings per common share
  Basic (loss) earnings per share                                              ($0.16)              $0.04
                                                                                =====               =====
  Diluted (loss) earnings per share                                            ($0.16)              $0.04
                                                                                =====               =====

Weighted average number of common shares outstanding                        1,704,425           1,704,425

Weighted average number of common and potential dilutive
  common shares outstanding                                                 1,704,425           1,730,357


See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                                     December 31,
                                                                              2001                 2000
                                                                           -----------         ------------
OPERATING ACTIVITIES
Net (loss) income                                                           ($280,595)            $61,762
 Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
  Depreciation and amortization                                                42,870              43,406
  Deferred tax benefit                                                        (47,000)            (14,000)
  Provision for doubtful accounts                                               6,000              11,000
  Changes in operating assets and liabilities:
  Accounts receivable                                                         909,470           1,636,856
  Inventories, prepaid expenses and other current assets                     (263,585)           (185,480)
  Other assets                                                                (20,846)            (15,558)
  Accounts payable and accrued expenses                                      (677,425)         (1,032,210)
  Unearned service revenue                                                      1,987              45,775
                                                                            ----------         -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (329,124)            551,551
                                                                            ----------         -----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                         (16,428)            (59,968)
                                                                            ----------         -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                       (16,428)            (59,968)
                                                                            ----------         -----------
FINANCING ACTIVITIES

  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations                         (46,302)           (568,215)
  Proceeds from revolving line of credit, notes payable
    and capital lease obligations                                             324,477              21,463
  Notes payable to affiliated companies                                             0               4,827
                                                                            ----------         -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           278,175            (541,925)
                                                                            ----------         -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (67,377)            (50,342)

Cash and cash equivalents at beginning of period                              298,420             238,678
                                                                            ----------         -----------
Cash and cash equivalents at end of period                                   $231,043            $188,336
                                                                            ==========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                            $150,154            $307,704
     Interest                                                                 $22,916             $36,069


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarters ended December 31, 2001 and 2000, the Company incurred no capital lease obilgations for the acquisition of equipment.

See accompanying Notes to the Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2001

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiary's annual report on Form 10-KSB for the year ended September 30, 2001.

2. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

3. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Massachusetts, (the "Credit Facility"). The Credit Facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (4.75%) plus 1/4% on outstanding balances. At December 31, 2001 $1,603,419 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At December 31, 2001, the Company was not in default of any of its covenants.

                        FIRETECTOR INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 2001

                                   (UNAUDITED)


4.  EARNINGS PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options, warrants.

                                                                        For the Three Months ended December 31,
Basic EPS Computation                                                        2001                     2000
                                                                          ---------              -------------
    Net Income (Loss) available to common stockholders                    $(280,595)              $    61,762
    Weighted average outstanding shares                                   1,704,425                 1,704,425

    Basic EPS (Loss)                                                          $(.16)                     $.04
                                                                              ======                    =====

Diluted EPS Computation                                                 For the Three Months ended December 31,
                                                                             2001                     2000
                                                                          ---------              -------------
    Income (Loss) available to common stockholders
         and assumed  conversions                                        $ (280,595)              $    61,762
                                                                          ----------               -----------

    Weighted-average shares                                               1,704,425                 1,704,425
                                                                          ----------               -----------
    Plus:  Incremental shares from assumed conversions
          Employee Stock Options*                                                                       6,024
          Warrants*                                                                                    19,908
                                                                                                   -----------
          Dilutive potential common shares                                   N/A                       25,932
                                                                          ----------               -----------
    Adjusted weighted-average shares                                      1,704,425                 1,730,357
                                                                          ----------               -----------
    Diluted EPS   (Loss)                                                      $(.16)                     $.04
                                                                              ======                    ======

* All Warrants and Options were antidilutive for the three month period ended December 31, 2001 and therefore not included in the above calculation. Warrants convertible into 16,667 shares were antidilutive for the three month period ended December 31, 2000 and therefore not included in the above calculation.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

The Company has a $3 million revolving credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility") that expires in December, 2004. The Credit Facility had an interest rate of prime plus 3/4% on outstanding balances. Effective October 1, 2001 the interest rate was reduced to prime plus 1/4%. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all assets of its operating subsidiaries. The Company owed $1,603,419 under the Credit Facility at December 31, 2001.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. At December 31, 2001, the Company was not in default with any of its financial covenants.

Net cash (used) by operations for the three months ended December 31, 2001 amounted to $329,124 as compared to cash being provided by operations of $551,551 for the comparable prior year period. The primary reason for cash being
(used) by operations was due to a decrease of $563,357 in income before taxes. The net cash outflow from operations was funded by net increased borrowing under the Credit Facility by $294,000.

The ratio of the Company's current assets to current liabilities decreased to approximately 2.76 to 1 at December 31, 2001 compared to 2.91 to 1 at December 31, 2000. This decrease in the current ratio is due to the increase in 2001 of certain costs payable to subcontractors and a corresponding increase in customer receivables related to their projects. However, working capital increased to $5.6 million at December 31, 2001 compared to $4.9 million at December 31, 2000 as a result of profitable operations since that time.

Results of Operations

Revenues

The Company's product revenues during the three months ended December 31, 2001, were $2,442,339 as compared to $2,883,229 for the prior year period. Product revenues decreased 16% in 2001 due to a general slowdown in economic activity in the Company's principal markets, New York City and Dallas. In addition, the events of September 11th delayed work on several projects involving New York City Transit Authority and reduced tenant revenue as tenants relocated out of New York City, consolidated into existing space uptown or moved into space in "move in" condition that had been abandoned or offered for sublease by "dot-com" casualties.

Service revenues increased during the current three month period to $1,116,392 from $1,062,864 in the comparable prior year period. The increase reflects higher call-in maintenance service material on fire systems as replacement parts were needed in certain buildings effected by contamination from the events of September 11th.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
Gross Profit

Gross profit on product revenues for the three months ended December 31, 2001, decreased 47% to $511,780 as compared to $971,203 in the comparable prior year period. In 2001 gross profit was 21% of sales compared to 34% in 2000. This decrease in gross profit in the current three month period is due to certain labor cost overruns on several large projects and greater material component on projects caused in part by the events of September 11th and from the slowdown in economic activity. In addition, certain fixed overhead costs increased approximately $100,000 (10% decrease in gross profit percentage) from wage increases and the addition of personnel to support future product revenue goals. In contrast, during the 2000 three month period, gross profit includes the revenue benefit from a non-recurring engineering and product management contract (professional service with no material content).

Gross profit on service revenues for the three months ended December 31, 2001 decreased 10% to $315,187, in spite of the increase in service revenues. The decline in gross profit from service was due to certain wage increases to service technicians that could not be passed on to service contracts and from higher than normal materials required for maintaining life safety systems under service contracts and for call-in maintenance service.

Income Before Tax

The decline in income before income taxes in 2001 is due to a decrease in gross margin from the decline in product revenues (brought about by the general slowdown of economic activity and delays on certain projects caused by the events of September 11th) and from higher fixed overhead costs (noted above). In contrast, the 2000 period included the favorable effect of an engineering and product management contract. Also contributing to the decline in income before income taxes was an 8% increase in selling, general and administrative expenses to support higher product sales and expand product territory. This increase includes additional staffing for the Company's Railcar Communication Group as it addresses a marketing opportunity for future business over the next three to five years. Favorably affecting income before income taxes was a 43% decline in interest expense due to lower interest rates during the three month period of 2001.

Tax Provision

The Company's current income tax benefit represents federal, state and local income tax savings from the carryback of a portion of the 2001 operating loss. Deferred taxes represent the net increase in deferred tax assets as it relates to certain book provisions to be deducted in future tax returns as well as a carryforward of a portion of the 2001 operating loss.

Order Position

The Company's order position, excluding service, at December 31, 2001 amounted to $9,065,000 as compared to $7,800,000 at September 30, 2001 and $7,600,000 at
December 31, 2000. The increase in order position since September 30, 2001 reflects new orders for shipment commencing later in the fiscal year and includes $2.2 million of recent orders for communication and announcement systems from several railcar manufacturers that will be shippable over the next 24 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed by customers as part of their larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor, and expects to be active in seeking orders where the Company would act as a prime contractor.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not applicable

Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

            (a)  Exhibits

                    None

            (b)  Reports on Form 8-K

             No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRETECTOR, INC
                                          (Registrant)


                                          /s/JOHN A. POSERINA
                                          ------------------------------
                                          John A. Poserina, Chief
                                          Financial Officer, Secretary, and
                                          Director (Principal Accounting and
                                          Financial Officer)


Date:  February 13, 2002