Form 10KSB/A
period 2001-09-30
FIRETECTOR INC
filed 2002-02-20
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20459

                FORM 10-KSB/A-1  Annual or Transitional Report

                                 AMENDMENT NO. 2

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



     (b)  Reports on Form 8-K

                None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRETECTOR INC.
                              (Registrant)

                              By: /s/ JOHN A. POSERINA
                                  -----------------------
                                  John A. Poserina,
                                  Chief Financial Officer, Secretary
                                  And Director (Principal Accounting and
                                  Financial Officer)

Dated: February 20, 2002