Form 10KSB/A
period 2001-09-30
FIRETECTOR INC
filed 2002-04-11
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                  FORM 10-KSB/A

                                  AMENDMENT 3

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


     Firetector conducts its business in New York principally through Casey Systems Inc., its wholly owned subsidiary located in Long island, New York ("Casey") and in Texas through General Sound (Texas) Company its wholly owned subsidiary in Dalls, Texas ("General Sound").


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


     Factory Mutual is an independent testing and certification laboratory similar to Underwriters Laboratory. In order for Firetector to sell and maintain their proprietary fire alarm systems, certification from an approved independent testing agency is required. Without this certification, Firetector would not be allowed to produce and maintain its fire systems for its existing customer base, as well as new customers.

     Neither Firetector, nor its officers or directors has any affiliation with Factory Mutual.


     Firetector  has  had  approvals  on its  original  1720  and  Comtrak  2000 proprietary systems since the early 1980s. Every time there is a major modification done to the system, approvals have to be amended; retesting and submittal of new documentation is required. In order to maintain these approvals Firetector is required to have Factory Mutual's representative audit its procedures and documentation on a quarterly basis. If the Company did not follow these procedures, it would lose its approval and would no longer be permitted to produce and maintain its proprietary product.

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


     Multiplex technology is a term that is used in the industry to define the system architecture of the Company's equipment. All multiplex technology has basically the same concept with variation for specific equipment.



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

General Sound (Texas) Company

     General Sound distributes, services, installs and designs a variety of sound, fire alarm, intercom and security systems in the Dallas/Ft. Worth, Texas area. General Sound concentrates its sales effort on the commercial market and schools. General Sound provides its customers, primarily electrical contractors, with engineered systems, assistance in design, installation support and post-installation service.

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

Dated: April 11, 2002