Form 10QSB
period 2002-03-31
FIRETECTOR INC
filed 2002-05-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
For the fiscal quarter ended___________March 31, 2002_______________________


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                         to

Commission file number________________0-17580__________________________


                                 FIRETECTOR INC.
                      -----------------------------------
        (Exact name of small business issuer as specified in its charter)

    Delaware                                               11-2941299
------------------                                  -----------------------
(State or jurisdiction of                   (IRS employer identification Number)
incorporation or organization)


   209 Lafayette Drive, Syosset, New York                       11791
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip code)


                                 (516) 433-4700
                        -------------------------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ X ] No[  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2002, 1,704,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[   ]      No[ X ]

                                     INDEX


Part I - Financial Information (unaudited)                                 Page

   Item 1.  Financial Statements.

   Condensed Consolidated Balance Sheet as at March 31, 2002                3

   Condensed Consolidated Statements of Operations for the Three Month
        Periods Ended March 31, 2002 and 2001                               5

   ondensed Consolidated Statements of Operations for the Six Month
        Periods Ended March 31, 2002 and 2001                               6

   Condensed Consolidated Statements of Cash Flows for the Six Month
        Periods Ended March 31, 2002 and 2001                               7

   Notes to Condensed Consolidated Financial Statements                     8

   Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations             10

Part II - Other Information

   Item 1.  Legal Proceedings.                                             13

   Item 2.  Changes in Securities.                                         13

   Item 3.  Defaults Upon Senior Securities.                               13

   Item 4.  Submission of Matters to a Vote of Security Holders.           13

   Item 5.  Other Information.                                             13

   Item 6.  Exhibits and Reports on Form 8-K                               13

   Signatures                                                              15

                         Part I - FINANCIAL INFORMATION

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                      March 31,
                                                                        2002
                                                                    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             224,328
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $335,783                                5,234,460
  Inventories                                                         2,541,762
  Deferred taxes                                                        321,000
  Prepaid expenses and other current assets                             601,018
                                                                   -------------
  TOTAL CURRENT ASSETS                                                8,922,568



PROPERTY AND EQUIPMENT -at cost, less
  accumulated depreciation and amortization
  of $1,187,070                                                         343,700

OTHER ASSETS                                                            165,764

DEFERRED TAXES                                                           65,000

                                                                   -------------
  TOTAL ASSETS                                                        9,497,032
                                                                   =============

See accompanying Notes to the Condensed Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                      March 31,
                                                                        2002
                                                                   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Other notes payable - principally to related party                    88,224
   Accounts payable and accrued expenses                              2,734,059
   Deferred revenue                                                     499,554
   Current portion of capital lease obligations                          23,117
                                                                   -------------
  TOTAL CURRENT LIABILITIES                                           3,344,954



   Note payable to bank                                               1,647,381
   Notes payable - principally to related party, less
    current portion                                                      67,398
   Capital lease obligations, less current portion                       55,319
                                                                   -------------
  TOTAL LIABILITIES                                                   5,115,052
                                                                   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
    none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
    par value; issued and outstanding 1,704,425 shares                    1,704
  Capital in excess of par                                            5,278,490
  Accumulated Deficit                                                  (898,214)
                                                                   -------------
TOTAL STOCKHOLDERS' EQUITY                                            4,381,980
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            9,497,032
                                                                   =============

See accompanying Notes to the Condensed Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Six Months Ended March 31,
                                                                     2002                   2001
                                                                  -----------          -------------
Product sales                                                      4,283,034             6,036,190
Subcontract sales                                                    635,402               382,586
Service revenue                                                    2,269,132             2,161,201
                                                                 ------------          ------------
Total revenues                                                     7,187,568             8,579,977
                                                                 ------------          ------------

Cost of product sales                                              3,023,742             3,996,437
Cost of subcontract sales                                            518,391               302,391
Cost of service                                                    1,626,247             1,467,763
Selling, general and administrative                                2,553,875             2,424,294
Interest expense                                                      48,888                84,767
Depreciation and amortization expense                                 87,012                88,549
                                                                 ------------          ------------
                                                                   7,858,155             8,364,201
                                                                 ------------          ------------
(Loss) Income from  operations before
  (benefit from) provision for income taxes                         (670,587)              215,776

(Benefit from) Provision  for income taxes:
   Current                                                          (195,000)              120,000
   Deferred                                                          (75,000)              (26,000)
                                                                 ------------           -----------
                                                                    (270,000)               94,000

                                                                 -------------          ------------
Net (Loss) Income                                                   (400,587)              121,776
                                                                 =============          ============
Earnings Per Common Share
  Basic (Loss) Earnings Per Share                                      $(.24)                 $.07

  Diluted  (Loss) Earnings Per Share                                   $(.24)                 $.07
                                                                       =====                 =====

Weighted Average Number of Common Shares Outstanding               1,704,425             1,704,425

Weighted Average Number of Common and Potential Dilutive
   Common Shares Outstanding                                       1,704,425             1,776,389

See accompanying Notes to the Condensed Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     For the  Three Months Ended
                                                                                              March  31,
                                                                                       2002                  2001
                                                                                   -----------           -----------
Product sales                                                                       2,095,118             3,373,631
Subcontract sales                                                                     400,979               161,916
Service revenue                                                                     1,152,740             1,098,337
                                                                                   -----------           -----------
Total revenues                                                                      3,648,837             4,633,884
                                                                                   -----------           -----------


Cost of product sales                                                               1,299,996             2,252,376
Cost of subcontract sales                                                             331,578               134,426
Cost of service                                                                       825,042               753,685
Selling, general and administrative                                                 1,321,101             1,280,368
Interest expense                                                                       25,970                43,872
Depreciation and amortization expense                                                  44,142                45,143

                                                                                   -----------           -----------
                                                                                    3,847,829             4,509,870
                                                                                   -----------           -----------
(Loss) Income from operations before (benefit from) provision
  for income taxes                                                                   (198,992)              124,014

(Benefit from) provision  for income taxes:
   Current                                                                            (51,000)               76,000
   Deferred                                                                           (28,000)              (12,000)
                                                                                   ------------          -----------
                                                                                      (79,000)               64,000

                                                                                   ------------          -----------
Net (Loss) Income                                                                    (119,992)               60,014
                                                                                   ============          ===========
Earnings per common share
  Basic (loss) earnings  per share                                                      $(.07)                 $.04
                                                                                        =====                 =====
  Diluted (loss) earnings per share                                                     $(.07)                 $.03
                                                                                        =====                 =====

Weighted average number of common shares outstanding                                1,704,425             1,704,425

Weighted average number of common and potential dilutive
  common shares outstanding                                                         1,704,425             1,813,727

See accompanying Notes to the Condensed Consolidated Financial Statements

                  FIRETECTOR INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                                   For the Six Months Ended March 31,
                                                                                       2002                   2001
                                                                                    -------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                                    (400,587)              121,776
 Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
  Depreciation and amortization                                                        87,012                88,549
  Deferred tax benefit                                                                (75,000)              (26,000)
  Provision for doubtful accounts                                                       7,898                17,000
  Changes in operating assets and liabilities:
  Accounts receivable                                                               1,214,905             1,254,440
  Inventories, prepaid expenses and other current assets                             (613,697)             (429,203)
  Other assets                                                                         (7,492)              (16,207)
  Accounts payable and accrued expenses                                              (572,126)             (644,944)
  Deferred revenue                                                                     45,655                22,071
                                                                                   -----------           -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                  (313,432)              387,482
                                                                                   -----------           -----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                                 (36,479)             (130,437)
                                                                                   ------------          -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                               (36,479)             (130,437)
                                                                                   ------------          -----------
FINANCING ACTIVITIES

  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations                                 (92,620)             (104,013)
  Proceeds from revolving line of credit, notes payable
    and capital lease obligations                                                     368,439                21,463
  Notes payable to affiliated companies                                                     0              (250,017)
                                                                                   ------------          -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   275,819              (332,567)
                                                                                   ------------          -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (74,092)              (75,522)

Cash and cash equivalents at beginning of period                                      298,420               238,678
                                                                                   ------------          -----------
Cash and cash equivalents at end of period                                            224,328               163,156
                                                                                   ===========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                                     150,154               375,109
     Interest                                                                          48,887                77,946

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2002 and 2001, the Company incurred no capital lease obilgations for the acquisition of equipment.

See accompanying Notes to the Condensed Consolidated Financial Statements

                        FIRETECTOR INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Firetector Inc. ("the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2001.

2.  REVENUE RECOGNITION

Product revenues include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product revenue is allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits.

Subcontract revenues principally represents revenues related to electrical installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation. Subcontract revenue is also recognized during the entire project using the percentage-of-completion method of accounting as electrical installation is performed at the job site.

Service revenue from separate maintenance contracts is recognized on a straight-line basis over the terms of the respective contract, which is generally one year. Non-contract service revenue is recognized when services are performed.

3. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.







                        FIRETECTOR INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                         SIX MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)



4. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Massachussetts, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (4.75% at March 31, 2002) plus 1/4% on outstanding balances. At March 31, 2002 $1,647,381 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit Company of Boston has modified the requirement of one of the ratios for the balance of fiscal 2002. At March 31, 2002, the Company was not in default of any of its covenants as a result of this modification.







                        FIRETECTOR INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                         SIX MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


5.  EARNINGS (LOSS) PER SHARE

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

                                              Three Months ended March 31,             Six Months ended March 31,
                                             -----------------------------            ---------------------------
Basic EPS Computation                          2002                 2001                 2002              2001
                                             ----------         -----------           ----------        ----------
  Net (Loss) Income available to common
       stockholders                          $(119,992)           $ 60,014            $(400,587)          $121,776
Weighted average outstanding shares          1,704,425           1,704,425            1,704,425          1,704,425
  Basic EPS (Loss)                               $(.07)               $.04                $(.24)              $.07
                                                ======               ======               ======              ====



Diluted EPS Computation                       Three Months ended March 31,             Six Months ended March 31,
                                            ----------------------------              ----------------------------
                                               2002                 2001                 2002              2001
                                             ----------          ---------            ----------         ---------
  Net (Loss) Income available to common
       stockholders                          $(119,992)           $ 60,014            $(400,587)          $121,776
                                             ==========           ========            ==========          ========

Weighted-average shares                      1,704,425           1,704,425            1,704,425          1,704,425
                                             ---------            ---------           ----------         ---------
   Plus:  Incremental shares from
               assumed conversions

          Employee Stock Options                                    26,784                                  16,964
          Warrants*                                                 82,518                                  55,000
                                                                    ------                                  ------
    Dilutive potential common shares            N/A                109,302                  N/A             71,964
                                               ---                 -------                  ---             ------
    Adjusted weighted-average shares         1,704,425           1,813,727            1,704,425          1,776,389
                                             ---------           ---------            ---------           ---------

    Diluted EPS (Loss)                         $(.07)               $.03                $(.24)               $.07
                                               ======               ====                ======               ====


All Warrants and Options were antidilutive for the three and six month period ended March 31, 2002 and therefore not included in the above calculation. Warrants convertible into 16,667 shares, which were antidilutive in the three and six month period ended March 31, 2001 and therefore not included in the above calculation.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company has a $3 million credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility") that expires in December, 2004. The Credit Facility has an interest rate of prime plus 1/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. The Company owed $1,647,381 under the Credit Facility at March 31, 2002.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit has modified the requirements for one of these ratios for the balance of fiscal 2002. At March 31, 2002, the Company was not in default with any of its financial covenants as a result of this modification.

Net cash (used) by operations for the six months ended March 31, 2002 amounted to $313,432 as compared to cash being provided by operations of $387,482 for the comparable prior year period. The primary reason for cash being (used) by operations was due to a decrease of $886,363 in operating profit before taxes. Contributing to cash being (used) by operations for the six months ended March 31, 2002 was a $250,968 increase in inventories caused by purchases for certain projects that do not call for immediate shipment. The resulting cash outflow for the six month period in 2002 required the Company to increase its borrowing under the Credit Facility by $337,710.

The ratio of the Company's current assets to current liabilities decreased to approximately 2.67 to 1 at March 31, 2002 compared to 3.01 to 1 at March 31, 2001. This decrease in the current ratio is due to a $57,000 reduction in working capital, which was caused by the need to fund the operating loss during the six months ended March 31, 2002.

Results of Operations

Revenues and Gross Profit

                                       Three Months Ended                 Six Months Ended
                                       ------------------                 -----------------
                                           March 31,                          March 31,
                                          ---------                          ---------
                                       2002        2001                  2002        2001
                                       ----        ----                  ----        ----
                                              (In thousands of dollars)

    Product Revenue                  $2,095       $3,374               $4,284       $6,037
    Subcontract Revenue                 401          162                  635          382
    Service Revenue                   1,153        1,098                2,269        2,161
    Total Revenue                     3,649        4,634                7,188        8,580

    Gross Profit Product                795        1,122                1,259        2,040
    Gross Profit Subcontract             69           27                  117           80
    Gross Profit Service                328          345                  643          693
    Total Gross Profit                1,192        1,494                2,019        2,813

    Gross Profit Product %               38%          33%                 29%           34%
    Gross Profit Subcontract %           17%          17%                 18%           21%

    Gross Profit Service %              28%           31%                 28%           32%

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Revenues

The Company's product revenues during the three and six months ended March 31, 2002 decreased from the comparable prior year periods, representing decreases of 38% and 29% for the respective periods. These decreases in product revenues resulted from a general slowdown in economic activity in the Company's principal markets, New York City and Dallas. In addition, the events of September 11th delayed work on several projects involving New York City Transit Authority and reduced tenant revenue as tenants relocated out of New York City, consolidated into existing space uptown or moved into space in "move in" condition that had been abandoned or offered for sublease.

Subcontract revenue increased during the current three and six month periods as the Company was responsible for electrical installation on several large fire alarm projects in 2002.

Service revenues increased during the current three and six month periods. The increase reflects higher call-in maintenance service material on fire systems as replacement parts were needed in certain buildings affected by contamination from the events of September 11th.

Gross Profit

Gross profit on product revenues for the three months and six months ended March 31, 2002, decreased 29% and 38% for the respective prior year periods. The decrease in absolute gross profit during both periods is primarily related to lower sales (noted above) and related gross margin caused in part by the events of September 11th and from the slowdown in economic activity. However, the increase in gross profit percentage during the current three month period reflects a lower material component on project activity during the period. The decrease in gross profit percentage in the current six month period is due to certain labor cost overruns on several large projects and greater material component on products sold. In addition, during the six month period of 2002, certain fixed overhead costs increased approximately $100,000 (2% decrease in gross profit percentage) principally from wage increases. In contrast, during the 2001 six month period, gross profit includes the revenue benefit from a non-recurring engineering and product management contract (professional service with no material content).

Gross profit related to subcontract revenues for the three and six months ended March 31, 2002 increased in absolute terms as the Company was responsible for electrical installation on two large fire alarm projects in 2002. However, the gross profit percentage was lower during 2002 as one project was contracted for sale at a lower than normal mark up.

Gross profit on service revenues for the three and six months ended March 31, 2002 decreased in spite of the increase in service revenues. The decline in gross profit from service was due to certain wage increases to service technicians that could not be passed on to service contracts.

Income Before Tax

The decline in income before income taxes during the three and six months ended March 31, 2002 in 2001 is primarily due to a decrease in gross margin caused by the decline in product revenues (brought about by the general slowdown of economic activity and delays on certain projects caused by the events of September 11th) and from higher fixed overhead costs (noted above). In contrast, the six month period of 2001 included the favorable effect


2. Management's Discussion and Analysis of Financial Condition and Results of Operations


of an engineering and product management contract. Also contributing to the decline in income before income taxes was an increase (3% during the three month period and 5% during the six month period) in selling, general and administrative expenses to support higher product sales and expand product territory. This increase includes additional staffing to service the Company's railcar communication customers as it addresses a marketing opportunity for future business over the next several years. Favorably affecting income before income taxes were declines in interest expense (43% and 42%) due to lower interest rates for the three and six months ending March 31, 2002, respectively.


Tax Provision

The Company's current income tax benefit represents federal, state and local income tax savings from the carryback of a portion of the 2002 operating loss. Deferred taxes represent the net increase in deferred tax assets as it relates to certain book provisions to be deducted in future tax returns as well as a carryforward of a portion of the 2002 operating loss.

Order Position

The Company's order position, excluding service, at March 31, 2002 amounted to $13,300,000 as compared to $9,500,000 at March 31, 2001 and $7,800,000 at
September 30, 2001. The increase in order position reflects large new orders received for several subway complexes. The order position includes $2.2 million of recent orders for communication and announcement systems from several transit car manufacturers that will be shippable over the next 36 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog (exclusive of orders for transit cars) over the next twelve to eighteen months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving electrical installation by others at low margin but setting a platform for future product additions, tenant installations and service revenues.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not Applicable

Item 2.  Changes in Securities.

         Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

     (a) Exhibit 10. Third Amendment to Credit Agreement, dated as of May 14, 2002, among Firetector Inc., General Sound (Texas) Company, Casey Systems Inc. and Pyrotech Service Inc. as co-borrowers and Citizens Business Credit Company as lender.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRETECTOR, INC
                              (Registrant)


                              /s/ John A. Poserina
                              ------------------------------
                              John A. Poserina,
                              Chief Financial Officer
                              (Principal Accounting and
                              Financial Officer), Secretary
                              and Director
Date:  May 14, 2002