Form 10QSB
period 2002-06-30
FIRETECTOR INC
filed 2002-08-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
For the fiscal quarter ended___________June 30, 2002_______________________


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                         to

Commission file number________________0-17580__________________________


                              SYNERGX SYSTEMS INC.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2002, 1,704,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[   ]      No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                Page

 Item 1.  Financial Statements.

 Condensed Consolidated Balance Sheet at June 30, 2002                     3

 Condensed Consolidated Statements of Operations for the Three Month
      Periods Ended June 30, 2002 and 2001                                 5

 ondensed Consolidated Statements of Operations for the Nine Month
      Periods Ended June 31, 2002 and 2001                                 6

 Condensed Consolidated Statements of Cash Flows for the Nine Month
      Periods Ended June 30, 2002 and 2001                                 7

 Notes to Condensed Consolidated Financial Statements                      8

 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        12

Part II - Other Information

 Item 1.  Legal Proceedings.                                              15

 Item 2.  Changes in Securities.                                          15

 Item 3.  Defaults Upon Senior Securities.                                15

 Item 4.  Submission of Matters to a Vote of Security Holders.            15

 Item 5.  Other Information.                                              15

 Item 6.  Exhibits and Reports on Form 8-K                                15

 Signatures                                                               16

                        Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                       June 30,
                                                                         2002
                                                                     -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $175,576
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $361,783                                4,834,233
  Inventories                                                         2,477,022
  Deferred taxes                                                        328,000
  Prepaid expenses and other current assets                             450,706
                                                                     -----------
             TOTAL CURRENT ASSETS                                     8,265,537
                                                                     -----------

PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and
   amortization of $1,226,942                                           303,150

OTHER ASSETS                                                            157,842

DEFERRED TAXES                                                           69,000
                                                                     -----------
             TOTAL ASSETS                                            $8,795,529
                                                                     ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                       June 30,
                                                                         2002
                                                                     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Other notes payable - principally to related party                   $82,435
   Accounts payable and accrued expenses                              2,490,097
   Deferred revenue                                                     466,164
   Current portion of capital lease obligations                          24,167
                                                                     -----------
             TOTAL CURRENT LIABILITIES                                3,062,863



   Note payable to bank                                               1,240,397
   Notes payable - principally to related party,
    less current portion                                                 50,562
   Capital lease obligations, less current portion                       48,240
                                                                     -----------
             TOTAL LIABILITIES                                        4,402,062
COMMITMENTS AND CONTINGENCIES                                        -----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,704,425 shares                   1,704
  Capital in excess of par                                            5,278,490
  Accumulated Deficit                                                  (886,727)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                            4,393,467
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $8,795,529
                                                                     ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the  Three Months Ended
                                                                                June  30,
                                                                       2002                     2001
                                                                    ----------              ----------
Product sales                                                       $2,838,862              $3,573,922
Subcontract sales                                                      621,850                 395,721
Service revenue                                                      1,170,698               1,056,181
                                                                    -----------             -----------
Total revenues                                                       4,631,410               5,025,824
                                                                    -----------             -----------


Cost of product sales                                                1,917,786               2,460,487
Cost of subcontract sales                                              506,063                 286,993
Cost of service                                                        772,148                 766,959
Selling, general and administrative                                  1,349,167               1,250,351
Interest expense                                                        23,621                  30,973
Depreciation and amortization expense                                   44,143                  45,142

                                                                    -----------             -----------
                                                                     4,612,928               4,840,905
                                                                    -----------             -----------
Income from operations before provision for
  income taxes                                                          18,482                 184,919

Provsion for income taxes:
   Current                                                              18,300                  73,000
   Deferred                                                            (11,300)                  8,000
                                                                    -----------             -----------
                                                                         7,000                  81,000

                                                                    -----------             -----------
Net Income                                                          $   11,482              $  103,919
                                                                    ===========             ===========
Earnings per common share
  Basic earnings  per share                                              $0.01                   $0.06
                                                                    ===========             ===========
  Diluted earnings per share                                             $0.01                   $0.06
                                                                    ===========             ===========

Weighted average number of common shares outstanding                 1,704,425               1,704,425

Weighted average number of common and potential dilutive
  common shares outstanding                                          1,834,327               1,779,157

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For the Nine Months
                                                                                Ended June 30,
                                                                      2002                     2001
                                                                    ---------              -----------
Product sales                                                       $7,121,896              $9,610,112
Subcontract sales                                                    1,257,252                 778,307
Service revenue                                                      3,439,830               3,217,382
                                                                    -----------             ----------
Total revenues                                                      11,818,978              13,605,801
                                                                    -----------             ----------


Cost of product sales                                                4,941,528               6,456,924
Cost of subcontract sales                                            1,024,454                 589,384
Cost of service                                                      2,398,395               2,234,722
Selling, general and administrative                                  3,903,042               3,674,645
Interest expense                                                        72,509                 115,740
Depreciation and amortization expense                                  131,155                 133,691

                                                                    -----------             ----------
                                                                    12,471,083              13,205,106
                                                                    -----------             ----------
(Loss) Income from  operations before provision for
  (benefit from) income taxes                                         (652,105)                400,695

Provision for (benefit from) income taxes:
   Current                                                            (176,700)                193,000
   Deferred                                                            (86,300)                (18,000)
                                                                    -----------             -----------
                                                                      (263,000)                175,000

                                                                    -----------             -----------
Net (Loss) Income                                                   $ (389,105)             $  225,695
                                                                    ===========             ===========
Earnings Per Common Share
  Basic (Loss) Earnings Per Share                                       ($0.23)                  $0.13

  Diluted  (Loss) Earnings Per Share                                    ($0.23)                  $0.13
                                                                    ===========             ===========

Weighted Average Number of Common Shares Outstanding                 1,704,425               1,704,425

Weighted Average Number of Common and Potential Dilutive
   Common Shares Outstanding                                         1,704,425               1,776,389




See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Nine Months
                                                                                Ended June 30,
                                                                        2002                    2001
                                                                    -----------             ----------
OPERATING ACTIVITIES
Net (loss) income                                                    $(389,105)               $225,695
 Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
  Depreciation and amortization                                        131,155                 133,691
  Deferred tax benefit                                                 (86,000)                (18,000)
  Provision for doubtful accounts                                       33,898                  23,000
  Changes in operating assets and liabilities:
  Accounts receivable                                                1,589,132                 988,610
  Inventories, prepaid expenses and other current assets              (398,645)               (330,256)
  Other assets                                                          (3,841)                (17,111)
  Accounts payable and accrued expenses                               (816,088)               (645,192)
  Deferred revenue                                                      12,265                 127,294
                                                                    -----------             -----------
NET CASH  PROVIDED BY OPERATING ACTIVITIES                              72,771                 487,731
                                                                    -----------             -----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                  (35,808)               (144,250)
                                                                    -----------             -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (35,808)               (144,250)
                                                                    -----------             -----------
FINANCING ACTIVITIES

  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations                 (190,536)               (307,990)
  Proceeds from revolving line of credit, notes payable
    and capital lease obligations                                       30,729                  92,272
  Notes payable to affiliated companies                                                       (250,017)
                                                                    -----------             -----------
NET CASH USED IN FINANCING ACTIVITIES                                 (159,807)               (465,735)
                                                                    -----------             -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (122,844)               (122,254)

Cash and cash equivalents at beginning of period                       298,420                 238,678
                                                                    -----------             -----------
Cash and cash equivalents at end of period                          $  175,576              $  116,424
                                                                    ===========             ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                   $  151,234              $  375,378
     Interest                                                       $   76,993              $  111,617

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2002 and 2001, the Company incurred no capital lease obilgations for the acquisition of equipment.

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (formerly Firetector Inc.) ("the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2001.

At the annual meeting of Firetector Inc stockholders held on May 22, 2002, stockholders voted to amend the Company's Certificate of Incorporation to change Firetector's name to SYNERGX SYSTEMS INC.

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



                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                         NINE MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)



4. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Massachussetts, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (4.75% at June 30, 2002) plus 1/4% on outstanding balances. At June 30, 2002, $1,240,397 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit Company of Boston has modified the requirement of one of the ratios for the balance of fiscal 2002. At June 30, 2002, the Company was not in default of any of its covenants as a result of this modification.













                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                         NINE MONTHS ENDED JUNE 30, 2002

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

                                                 Three Months ended June 30,                  Nine Months Ended June 30,
                                                ----------------------------                  ----------------------------
Basic EPS Computation                          2002                       2001                   2002                2001
                                          ---------------------------------------            -------------------------------
 Net Income (Loss) available to common
       stockholders                       $   11,482                   $103,919                $(389,105)          $225,695
Weighted   average
outstanding shares                         1,704,425                  1,704,425                1,704,425          1,704,425
    Basic EPS (Loss)                            $.01                       $.06                    $(.23)              $.13
                                                ====                       ====                    ======              ====



Diluted EPS Computation                          Three Months ended June 30,                 Nine Months ended June 30,
                                            ------------------------------------             ----------------------------
                                                2002                      2001                     2002              2001
                                             --------------------------------------         -------------------------------
 Net Income (Loss) available to common
        stockholders                       $  11,482                   $103,919               $(389,105)           $225,695
                                           =========                   ========               ==========           ========

Weighted-average shares                    1,704,425                  1,704,425                1,704,425          1,704,425
                                           ---------                  ---------               ---------           ---------
 Plus:  Incremental shares from
          assumed conversions

         Employee Stock Options*              30,702                     17,692                                      16,964
         Warrants*                            99,200                     57,040                                      55,000
                                              ------                     ------                                      ------
Dilutive potential common shares             129,902                     74,732                    N/A               71,964
                                             -------                     ------                    ---               ------
    Adjusted weighted-average shares       1,834,327                  1,779,157               1,704,425           1,776,389
                                           ---------                  ---------               ---------           ---------

    Diluted EPS (Loss)                          $.01                       $.06                   $(.23)               $.13
                                                ====                       ====                   ======               ====


*All warrants and options were antifilutive for the nine month period ended June 30, 2002 and therefore not included in the above calculation.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


6.   SUBSEQUENT EVENTS

On July 20, 2002, the union representing hourly employees and the Company ratified a Collective Bargaining Agreement expiring July 9, 2005, providing for an increase in salaries and benefits averaging approximately 4 1/2 % per year over the life of the contract.

The Company entered into a lease for 4,800 square feet of office and warehouse space in New York City. The lease will become effective in August 2002 when the landlord completes renovations and will run thru December 31, 2009. The lease provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter. Total cost of space over the life of the lease will approximate $631,000. The Company terminated its present lease for office and warehouse space in New York City by giving six months notice, which will be effective December 5, 2002.

On August 1, 2002 the Company has offered to sell 170,000 units ("Units") in a private placement to an unaffiliated investor for $1.40 per Unit. Each Unit consists of one share of Common Stock and one warrant ( the "Warrant") to purchase an additional share of Common Stock at $1.40 for a period of 24 months from closing. The Units, Common Stock, Warrants and Common Stock issuable upon exercise of the Warrants will be restricted and may not be sold or transferred without registration under or an exemption from applicable securities laws. The purchaser will be granted one-time "piggy-back" registration rights. The transactions are expected to close within 30 days subject to any required regulatory and/or banking approval, however there is no assurance that this transaction will be completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company has a $3 million credit facility with Citizens Business Credit Company of Boston, (the "Credit Facility") that expires in December, 2004. The Credit Facility has an interest rate of prime plus 1/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. The Company owed $1,240,397 under the Credit Facility at June 30, 2002.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit has modified the requirements for one of these ratios for the balance of fiscal 2002. At June 30, 2002, the Company was not in default with any of its financial covenants as a result of this modification.

Net cash provided by operations for the nine months ended June 30, 2002 amounted to $72,779 as compared to $487,731 for the comparable prior year period. The primary reason for the decrease in cash being provided by operations was due to a decrease of $1,052,800 in operating profit before taxes (a $652,105 operating loss in 2002 vs as $400,695 profit in 2001). Offsetting this outflow was $600,522 of higher collections of accounts receivable.

The ratio of the Company's current assets to current liabilities decreased to approximately 2.70 to 1 at June 30, 2002 compared to 2.93 to 1 at June 30, 2001. The decrease in the current ratio since June 30, 2001 is due to a $246,000 reduction in working capital, which was caused by the need to fund the operating loss during the nine months ended June 30, 2002.

On August 1, 2002 the Company has offered to sell 170,000 units ("Units") in a private placement to an unaffiliated investor for $1.40 per Unit. Each Unit consists of one share of Common Stock and one warrant ( the "Warrant") to purchase an additional share of Common Stock at $1.40 for a period of 24 months from closing. The Units, Common Stock, Warrants and Common Stock issuable upon exercise of the Warrants will be restricted and may not be sold or transferred without registration under or an exemption from applicable securities laws. The purchaser will be granted one-time "piggy-back" registration rights. The Company will use the proceeds ($476,000 assuming the sale of the Units is completed and the exercise of all Warrants) for general corporate purposes with a particular focus on funding new products, markets, business ventures as a complement or supplement to existing operations. The Company believes that when and if the investors ultimately sell the restricted shares (after applicable holding periods or through registration) the addition of up to 340,000 shares of Common Stock (assuming exercise of the Warrants) to the public float may serve to increase liquidity of the Company's common stock. The transactions are expected to close within 30 days subject to any required regulatory and/or banking approval, however there is no assurance that this transaction will be completed.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues and Gross Profit

                                               Three Months Ended                 Nine Months Ended
                                               ------------------                ------------------
                                                    June 30,                           June 30,
                                                    --------                           --------
                                               2002          2001                2002           2001
                                               ----          ----                ----            ----
                                                        (In thousands of dollars)

           Product Revenue                   $2,839        $3,574               $7,122         $9,610
           Subcontract Revenue                  622           396                1,257            778
           Service Revenue                    1,170         1,056                3,440          3,218
           Total Revenue                      4,631         5,026               11,819         13,606

           Gross Profit Product                 921         1,114                2,180          3,153
           Gross Profit Subcontract             116           109                  233            189
           Gross Profit Service                 398           289                1,042            983
           Total Gross Profit                 1,435         1,512                3,455          4,325

           Gross Profit Product %                32%           31%                  31%            33%
           Gross Profit Subcontract %                                               19%            24%
                                                 19%           27%
           Gross Profit Service %                34%           27%                  30%            31%



Revenues

The Company's product revenues during the three and nine months ended June 30, 2002 decreased from the comparable prior year periods, representing decreases of 20% and 26% for the respective periods. These decreases in product revenues resulted from a general slowdown in economic activity in the Company's principal markets, New York City and Dallas. In addition, the events of September 11th delayed work on several projects involving New York City Transit Authority and reduced tenant revenue as tenants relocated out of New York City, consolidated into existing space uptown or moved into space in "move in" condition that had been abandoned or offered for sublease.

Subcontract revenue increased during the current three and nine month periods as the Company was responsible for electrical installation on several large fire alarm projects in 2002.

Service revenues increased during the current three and nine month periods. The increase reflects higher call-in maintenance service on fire systems as replacement parts and service were subsequently needed in certain buildings affected by contamination from the events of September 11th.

Gross Profit

Gross profit on product revenues for the three months and nine months ended June 30, 2002, decreased 17% and 31% for the respective prior year periods. The decrease in absolute gross profit during both periods is primarily related to lower sales (noted above) and related gross margin caused in part by the events of September 11th and from the slowdown in economic activity. However, the increase in gross profit percentage during the current three month period reflects a lower material component on project activity during the period. In contrast, the decrease in gross profit percentage in the current nine month period is due to certain labor cost overruns on several large projects and greater material component on products sold. In addition, during the nine month period of 2002,certain fixed overhead costs increased due to wage increases. Due to the relative fixed nature of these costs, gross profit as a percentage of sales declined from lower sales on which to absorb these costs. In contrast, during the 2001 nine month period, gross profit includes the revenue benefit from a non-recurring engineering and product management contract (professional service with no material content).

Gross profit related to subcontract revenues for the three and nine months ended June 30, 2002 increased in absolute terms as the Company was responsible for electrical installation on two large fire alarm projects in 2002. However, the gross profit percentage was lower during 2002 as one project was contracted for sale at a lower than normal mark up.

Gross profit on service revenues for the three and nine months ended June 30, 2002 increased due to the increase in call in service revenues. During the nine month period, the decline in gross profit percentage from service was due to certain wage increases to service technicians that could not be passed on to service contracts.

Income Before Tax

The decline in income before income taxes during the three and nine months ended June 30, 2002 is primarily due to a decrease in gross margin caused by the decline in product revenues (brought about by the general slowdown of economic activity and delays on certain projects caused by the events of September 11th) and from higher fixed overhead costs (noted above). In contrast, the nine month period of 2001 included the favorable effect of an engineering and product management contract. Also contributing to the decline in income before income taxes was an increase (8% during the three month period and 6% during the nine month period) in selling, general and administrative expenses to support higher product sales and expand product territory. This increase includes additional staffing to service the Company's railcar communication customers as it addresses a marketing opportunity for future business over the next several years. Favorably affecting income before income taxes were declines in interest expense (24% and 37%) due to lower interest rates for the three and nine months ending June 30, 2002, respectively.


Tax Provision

The Company's current income tax benefit represents federal, state and local income tax savings from the carryback of a portion of the 2002 operating loss. Deferred taxes represent the net increase in deferred tax assets as it relates to certain book provisions to be deducted in future tax returns as well as a carryforward of a portion of the 2002 operating loss.

Order Position

The Company's order position, excluding service, at June 30, 2002 amounted to $14,700,000 as compared to $8,900,000 at June 30, 2001 and $7,800,000 at
September 30, 2001. This is a record backlog and the increase in order position reflects large new orders received for several subway complexes. These new orders plus $2.2 million of recent orders for communication and announcement systems from several transit car manufacturers will be shippable over the next 36 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger construction on mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The Company expects to fulfill the majority of its backlog (exclusive of orders for transit cars) over the next twelve to twenty four months. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, involving electrical installation by others at low margin but setting a platform for future product additions, tenant installations and service revenues.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

                  Not Applicable

Item 2.  Changes in Securities.

                  Not applicable

Item 3.  Defaults Upon Senior Securities.

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Registrant's Annual Meeting of Stockholders was held on May 22, 2002. At the meeting, Stockholders considered and voted upon (1) the election of seven (7) directors to Firetector's Board of Directors, the appointment of Marcum & Kliegman, LLP. as Firetector's Auditors for the fiscal year ending September 30, 2002, and to amend the Company's Certificate of Incorporation to change Firetector's name to SYNERGX SYSTEMS INC.

         The seven nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.

                      MATTER                           FOR                    AGAINST                 ABSTAINED
              Daniel Tamkin                          1,579,014                        4,656                       0
              John Poserina                          1,579,014                        4,656                       0
              Henry Schnurbach                       1,579,014                        4,656                       0
              Joseph Vitale                          1,579,014                        4,656                       0
              Dennis McConnell                       1,579,014                        4,656                       0
              J. Ian Dalrymple                       1,579,014                        4,656                       0
              Mark I. Litwin                         1,579,014                        4,656                       0

              Auditors                               1,579,555                        3,257                     859

              SYNERGX SYSTEMS                        1,579,103                        7,388                   1,180


Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

(a) Exhibits 10. Fourth Amendment to Credit Agreement, dated as of June 24, 2002, among Synergx Systems Inc., General Sound (Texas) Company, Casey Systems Inc. and Pyrotech Service Inc. as co-borrowers and Citizens Business Credit Company as lender.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June
30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SYNERGX SYSTEMS INC
                                         (Registrant)


                                         /s/ John A. Poserina
                                         ------------------------------
                                         John A. Poserina,
                                         Chief Financial Officer
                                         (Principal Accounting and
                                         Financial Officer), Secretary
                                         and Director
Date:  August 14, 2001