Form 10KSB
period 2002-09-30
FIRETECTOR INC
filed 2002-12-20
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                  FORM 10-KSB

   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         Commission File Number 0-17580

                SYNERGX SYSTEMS INC (Formerly, Firetector, Inc.)
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

State issuer's revenues for its most recent fiscal year: $16,943,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 16, 2002 was $1,079,784.

     As of December 14, 2002, the Registrant had 1,874,425 shares of Common Stock outstanding.

Documents Incorporated by Reference: Definitive Proxy Statement to be filed.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

   Synergx Systems Inc. formerly known as Firetector inc. ("Synergx" or the "Company") is a Delaware corporation organized in October 1988 to acquire controlling interests in companies engaged in the design, manufacture, sale and servicing of fire, life safety security, energy management, intercom, audio-video communication and other systems. Reference to Synergx or the Company include operations of each of its subsidiaries except where the context otherwise requires. Synergx's business is conducted through subsidiaries in New York City metropolitan area and Dallas, Texas.

   Synergx conducts its business in New York principally through Casey Systems Inc., its wholly owned subsidiary located in Long Island, New York ("Casey") and in Texas through General Sound (Texas) Company its wholly owned subsidiary in Dallas, Texas ("General Sound").

Synergx  Products

   Synergx designs, manufactures, markets and sells its own proprietary life safety and communication systems and also engineers, markets and sells systems and products manufactured by other parties. Synergx's proprietary product line features the COMTRAK 1720 and 2000 Life Safety Systems and the TELTRAK Communications System.

    In 1973, New York City passed Local Law 5 requiring that all office buildings of 100 feet or more be outfitted with smoke detectors, manual and audio communicating systems for life safety and fire reporting purposes. In anticipation of the demand that this legislation would create for equipment and systems employing improved technology and design features, Synergx engaged in extensive research and development which led to its proprietary COMTRAK 1720 Life Safety System which has been installed in scores of buildings since the early 1980's.

     To meet the challenges of more stringent code requirements and a sluggish market for new construction, Synergx developed its new generation proprietary COMTRAK 2000 Life Safety System which utilizes the latest technology to not only meet the current code requirements, and satisfy the "wish list" of current COMTRAK customers, but many likely future code requirements as well. One of the improvements incorporated into the COMTRAK 2000 is a Fire Command Station which offers a color CRT display system along with three sectional displays. These features provide the operator with a wide variety of pertinent information, allowing for quicker response, which is critical in an emergency. In addition, the expanded memory capability of the new Fire Command Station enables a single station to control multi-building projects and permits simplified operation.

    COMTRAK 1720 and 2000 Systems are operating in approximately 100 buildings in New York City. Synergx has approvals from FM Approvals and various New York City agencies for the COMTRAK 1720 and COMTRAK 2000 System.

   FM Approvals is an independent testing and certification laboratory similar to Underwriters Laboratory. In order for Synergx to sell and maintain their proprietary fire alarm systems, certification from an approved independent testing agency is required. Without this certification, Synergx would not be allowed to produce and maintain its fire systems for its existing customer base, as well as new customers.

   Neither Synergx, nor its officers or directors has any affiliation with FM Approvals.

    TELTRAK Communications Systems. In the early 1980s, Synergx began investigating the intercom market and the possibilities of utilizing its computerized multiplex technology for this market. Significant construction of new high-rise housing occurred in the 1970s and 1980s and increased the potential demand for technologically advanced intercom systems. To meet this demand, Synergx developed a micro-processor-based combination intercom and security system using Casey's multiplex technology. The TELTRAK I intercom and security system is capable of a variety of accessory functions in addition to its basic intercom and security function. Synergx added video capabilities to its TELTRAK I technology and created the TELTRAK II, for installation in luxury condominium, cooperative and apartment buildings. Over 16,000 TELTRAK I and II units have been sold. In 1991, the redesigned TELTRAK III intercom/security station was introduced, with enhanced features to expand its use and competitiveness in the face of the reduced market for these products. New features, such as public address, enable important messages to be given to building occupants either locally or by groups in case of emergency.

Multiplex technology is a term that is used in the industry to define the systems architecture of the Company's equipment. All multiplex technology has basically the same concept with variation for specific equipment.

Other Products

    In the past six years Synergx has sought to diversify its product lines to establish a greater base to absorb product support, R & D and other overhead and to provide product and customer diversification. To that end, Synergx has augmented its established position in marketing engineered life safety systems (proprietary and third party) by developing a significant business in engineered sound systems for application to a variety of users including hospitals, educational facilities and transit facilities (e.g. subway stations). Synergx has developed a focused unit with a high level of experience to penetrate this niche market with significant success as a substantial portion of Synergx's order position derives from this effect. In addition, Synergx organized new marketing units to focus on marketing, engineering and servicing systems and products manufactured by third parties, particularly national manufacturers. These marketing units are service oriented organizations which focus on close relationships with customers and key suppliers. During the last two years, Synergx has added marketing personnel and new security products from other manufacturers to accelerate its focus into the security market for the sale of products and services in the New York Metropolitan area.

    In 1993, Synergx acquired assets of a company which manufactured and marketed sophisticated products and on-board information and communication systems with applications for municipal transit carriers, long-distance passenger carriers and bus and train builders. Synergx has integrated this operation into its New York division and has to date supplied products to customers such as Bombardier, Nippon Sharyo, Sumitomo, Kawasaki, Motive Power, Siemens, the New York City Transit Authority and AMTRAK. These customers have supplied Synergx's equipment to the Baltimore MTA, the Bi-State Development Agency (St Louis), the Boston MBTA, CONRAIL, the San Diego Trolley, the Washington Metropolitan Transit Authority (Washington, D.C.), and METRA (Chicago). Recently Synergx began to integrate its on board communication products with products supplied by other manufacturers. These integrated products include electronic signage and automatic announcement systems.

Service

    Synergx continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and are intensifying efforts to market service to COMTRAK and other Synergx projects coming out of warranty and the renewal of such contracts. To improve efficiencies and productivity, Synergx organized a division to perform cleaning on life safety systems, which was previously subcontracted to an external entity. To improve customer service, Synergx maintains an office in New York City which houses its New York service management.

General Sound (Texas) Company

    Synergx conducts business in Texas through its subsidiary, General Sound (Texas) Company, which distributes, services, installs and designs a variety of sound, fire alarm, intercom and security systems in the Dallas/Ft. Worth, Texas area. General Sound concentrates its sales effort on the commercial market and schools. General Sound provides its customers, primarily electrical contractors, with engineered systems, assistance in design, installation support and post-installation service.

    General Sound has non-exclusive distribution agreements for the Dallas/Ft. Worth area with Notifier, Dukane, and other manufacturers. The product mix and dependence on individual suppliers varies from year to year depending on customer requirements and market trends.

Research and Development

     During the fiscal years ended September 30, 2002 and 2002, Synergx spent approximately $149,000 and $142,000, respectively, for research and development of Synergx's life safety and communication systems.

Customers and Suppliers

     For the fiscal years ended September 30, 2002 and 2001, no customer accounted for more than 10% of Synergx's revenues.

Regulations

    Synergx believes that it is in compliance with applicable building codes, zoning ordinances, occupational, safety and hazard standards and other Federal, state and local ordinances and regulations governing its business activities.

Competition

    Synergx business is competitive; some of Synergx's competitors may have greater financial resources and may offer a broader line of fire and life safety products. Synergx also faces competition in the servicing of systems which it sells. Accordingly, even though Synergx may sell and install a fire and life safety control and communications system, it may not receive the contract to service that system. Synergx, however, believes that it can effectively compete with any entity which conforms with applicable rules and regulations.

Employees

    Synergx and its subsidiaries have 116 full time employees, including 37 New York hourly employees that are covered by a Collective Bargaining Agreement expiring July 2005.

Business Conditions

    Synergx believes that its labor and material sources are sufficient and that other than normal competitive factors, and what is discussed above or under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION", Synergx's operations and industry do not have any special characteristics which may have a material impact upon its future financial performance.






Patents and Trademarks

    The Company does not have any patents on its systems, but, it uses proprietary technology which it seeks to protect as trade secrets. The "Firetector", "Casey Systems" and "COMTRAK" trademarks are registered with the United States Patent and Trademark Office.


ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 15,700 square feet of office, manufacturing and warehouse space in Syosset, New York under a seven year lease expiring June 2007. The rental schedule provides for monthly rent of $13,966 during the first and second years of the initial term and with 3.3% yearly increases for the third thru seventh years.

    The Company had a lease for approximately 4,000 square feet of office and warehouse space in New York City. The lease agreement provided for annual rental fees of $115,000, which included the cost of certain services including electricity. The lease was to expire October 1, 2003 and can be terminated by either party giving 180 days notice. The Company terminated its present lease for office and warehouse space in New York City by giving six months notice, which became effective December 5, 2002. The Company entered into a new lease for 4,800 square feet of office and warehouse space in New York City. The new lease became effective August 2002 and runs thru December 31, 2009. The new lease provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter. Total cost of space over the life of the lease will approximate $631,000.

    The Company leases a 7,700 square foot office and warehouse facility in Richardson, Texas, a suburb of Dallas, pursuant to a lease that was extended in October, 1997 and extended again in August, 2002 to expire on June 30, 2010 providing for annual rent on a net basis of $50,152 escalating annually to $64,016 in the final year of the lease.

     Management believes there is sufficient space at these facilities for its current and intended business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
    None
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Synergx's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol and since May 2002 under the "SYNX" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 2000 through September 30, 2002 which quotations were obtained from the National Association of Securities Dealers Inc.

  Common Stock                            Bid                   Ask
  Quarter Ended             High          Low           High           Low
------------------------------------------------------------------------------
December 31, 2000          1.438         0.844         4.750           0.938
March 31, 2001             1.719         1.000         1.750           1.094
June 30, 2001              1.469         1.170         1.500           1.250
September 30, 2001         1.780         1.180         1.870           1.250
December 31, 2001          2.000         1.200         2.090           1.260
March 31, 2002             2.950         1.470         2.550           1.500
June 30, 2002              1.850         1.250         1.900           1.300
September 30, 2002         1.550         1.160         1.550           1.200
-------------------------------------------------------------------------------

     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 14, 2002, there were 463 record holders of Synergx's Common Stock.

     On December 16, 2002 the closing bid and ask prices for the Common Stock were $1.160 and $1.350, respectively.

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

    On September 30, 2002, the Company sold 170,000 units ("Units") in a private placement to an unaffiliated investor for $1.40 per Unit. Each Unit consists of one share of Common Stock and one warrant (the "Warrant") to purchase an additional share of Common Stock at $1.40 for a period of 24 months from September 30, 2002.

     The Units, Common Stock, Warrants and Common Stock issue able upon exercise of the warrants will be restricted and may not be sold or transferred without registration under or exemption from applicable securities laws. The purchaser will be granted one-time piggyback registration rights.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $3 million credit facility with Citizens Business Credit of Boston (the "Credit Facility") that expires in December, 2004. The Credit Facility has an interest rate of prime plus 1/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit of Boston has modified the requirements for one of these ratios for the fiscal year 2002. At September 30, 2002, the Company was not in default with any of its financial covenants as a result of this modification and at such time owed $848,000 under the Credit Facility.

     Net cash provided by operations for the twelve months ended September 30, 2002 amounted to $312,000 as compared to $630,000 for the comparable prior period. The primary reason for the lower amount of cash being provided by operations was due to a decrease of $1,226,000 in profit before taxes (a $493,000 loss in 2002 versus a $733,000 profit in 2001). Offsetting this outflow from the loss was $1.3 million reduction of accounts receivable, which was used to increase inventory and reduce accounts payable and accrued expenses. In 2002, the $312,000 cash from operations along with $238,000 of proceeds from the sale of 170,000 units (comprising one share of common stock and a warrant for one additional share of common stock) was primarily used to reduce borrowings under the Company's Credit Facility to the $848,000 level. In 2001, the $630,000 cash from operations was primarily used to pay off borrowing under a Note Payable to Mirtronics by $243,000 and reduce borrowings under the Company's Credit Facility to a level of $1,310,000. The Company anticipates continuation of the negotiation of certain terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in timely fashion, resulting in faster final payments. It is the intention of the Company to closely monitor this program throughout fiscal 2002.

     The ratio of the Company's current assets to current liabilities improved to approximately 2.60 to 1 at September 30, 2002 compared to 2.45 at September 30, 2001.

     Synergx's terms of sale are net 30 days. However, the normal receivable collection period is 60-120 days, exclusive of retainage, because certain governmental regulations and the Company's frequent status as a subcontractor (entitled to pro rata payments as the general project is completed) extends the normal collection period. Synergx believes this is a standard industry practice. Synergx's receivable experience is consistent with the industry as a whole and will likely continue. This could be considered an area of risk and concern. However, due to the proprietary nature of Synergx's systems, many projects require Synergx's cooperation to secure a certificate of occupancy and/or to activate/operate a life safety system, thus assisting Synergx's collection of a significant portion or even total payment, even when Synergx's immediate account debtor's (contractor) creditors have seized a project.

RESULTS OF OPERATIONS
Revenues and Gross Profit
                                               For the years ended September 30,
                                                 2002                  2001
                                                      (In thousands)
Product Sales                                  $10,672               $14,073
Subcontract Sales                               1,763                 1,505
Service Revenue                                 4,508                 4,349
                                              -------               --------
       Total Revenue                          $16,943               $19,927

Product Gross Margin                         $  3,484              $  4,782
Subcontract Gross Margin                          307                   286
Service Gross Margin                            1,328                 1,213
                                              -------               --------
        Total Gross Margin                   $  5,119              $  6,281

Gross Profit Product %                             33%                   34%
Gross Profit Subcontractor %                       17%                   19%
Gross Profit Service %                             29%                   28%
         Total Gross Profit %                      30%                   32%

Revenues

      The 24% decrease in product revenue was caused by a general slowdown in economic activity in the Company's principal markets, New York City and Dallas. In addition, the events of September 11th delayed work on several projects involving New York City Transit Authority and caused indefinite postponement of projects at existing customer facilities.

     Subcontract revenue increased in 2002 as the Company, acting as prime contractor, was responsible for electrical installation on several large fire alarm projects in 2002.

      Service revenues increased 4% in 2001 to $4,508,000. This increase in service revenues resulted from higher call-in maintenance service on fire systems (replacement parts and service required by buildings affected by contamination from the events of September 11th) and from increased revenues related to security systems.


Gross Profit

     Gross profit from product revenues decreased 27% to $3,484,000 as a result of the 24% decline in product sales. Gross profit margin as a percentage of product revenues was only 33% in 2002 compared to 34% in 2001. This decrease in gross profit percentage was due to the relative fixed nature of certain overhead costs which could not be reduced in line with the decline in sales.

       Gross profit from subcontract revenues increased in absolute terms as the Company was responsible for performance of electrical installation (subcontracted to outside electrical contractors) on two large fire alarm projects in 2002. However, the gross profit margin was lower during 2002 as one project was contracted for sale at a lower than normal mark up.

      Gross profit and gross profit margin (percentage) on service revenues increased due to higher call-in maintenance service which resulted in better utilization of labor costs.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S G &A") increased by 2% in 2002 over 2001 primarily as a result of the Company's continued expansion of its marketing programs for new products. During 2002 additional staffing was made to address the markets for audio/visual and security products. During 2001 the Company increased staffing in the railcar transit communication group as it addressed a marketing opportunity for future business over the next 2 to 5 years. However, S G & A expenses as a percentage of sales increased 6% to 32% in 2002 due to the relative fixed nature of these costs, given the Company's decision to staff for sales of new products in future years.

Income Before Tax

       During 2002 the Company's operations resulted in a loss before income tax of $493,000 compared to income before income taxes of $733,000 in 2001. This decline in income was primarily due to the loss of gross margin due to the $3.4 million or 24% decline in product revenues caused by the general slowdown in economic activity and delays and postponements in certain projects caused by the events of September 11th. Also contributing to the decline in operating income was the 2% increase in selling, general and administrative expenses to support higher product sales and expand product territory. Partially offsetting the increase in SG&A was a $57,000 reduction in interest costs primarily due to lower interest rates in 2002.


Tax Provisions

     The Company's current income tax provision represents Federal, state and local income taxes. The Company intends to file for a net operating loss carryback credit for the loss generate during the year ended September 30, 2002. Deferred taxes represent the net change in deferred tax assets and non current deferred tax liability as it related to certain timing differences of book and tax deductions.

Order Position

     Synergx's order position, excluding service, increased to $12.1 million at September 30, 2002 compared to the $7.8 million level at September 30, 2001. The Company expects to fulfill a significant portion of its backlog over the next twelve months. This high level of backlog reflects recent large new orders for several subway complexes which will be deliverable over several years as the projects are released. In addition, the backlog includes $2.2 million of recent orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 24 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that some of the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on, projects that include significant subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and responsible for management of the project as well as electrical installation.

Plan of Operations

     During fiscal 2003, management intends to continue to focus on its intensified marketing programs that were begun in 1998 and to continue to contain or monitor fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Management anticipates improved demand for products in 2003 and some improved performance. However, competition remains severe in many of the Company's product categories and demand remains quite low in the Dallas market area due to contraction of computer communication and internet related companies. Longer term, management expects increased demand for the Company's audio-visual, public address, security and other communication products. Enhancements in recent years to Synergx's management information systems and methods of approving and monitoring project costs have improved management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility.

 Inflation

     The impact of inflation on the Company's business operations has not been material in the past. Casey's labor costs are normally controlled by union contracts covering a period of three years and its material costs have remained relatively stable. However in July of 2002, the Company and its union agreed to a new three year contract that provides for wage/benefits increases of approximately 5% in each year. During 2001, under terms of the previous union contract, certain union members, upon passing certain test requirements, began moving up to higher paying categories that have multiple salary steps per year in excess of the 5% contractual level. In addition, the demand for highly skilled professionals has resulted in the need to assess salary levels in order to remain competitive. It is expected that required salary adjustments will exceed normal increases given in the past. The Company will try to mitigate the effect of these increases in labor costs by price increases, if possible, and expense reductions.


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

3.1  Certificate of Incorporation of the Company, as amended *

3.2  By-Laws of the Company (2)

4.1  Specimen Common Stock Certificate (2)

10.1 Credit Agreement dated June 23, 1998 between Firetector Inc. as Borrower and Citizens Business Credit Company as Lender (3)

10.2 Form of First amendment to Credit Agreement dated October, 2000 between Firetector Inc. as borrower and Citizens Business Credit Company as Lender(4)

10.3 Form of Second amendment to Credit Agreement dated October 1, 2001 between Firetector Inc. as borrower and Citizens Business Credit Company as Lender*

10.4 Form of Third amendment to Credit Agreement dated May 14, 2002 between Firetector Inc. as borrower and Citizens Business Credit Company as Lender
     (5)

10.5 Form of Fourth amendment to Credit Agreement dated June 24, 2002 between Synergx Systems Inc. as borrower and Citizens Business Credit Company as Lender (6)

10.6 Form of Fifth amendment to Credit Agreement dated November 26, 2002 between Synergx Sysstems Inc. as borrower and Citizens Business Credit Company as Lender.*

10.7 Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (7)

10.8 Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord*

10.9 Form of Subscription Agreement and Investment Letter dated September 30, 2002 between Synergx Systems and Investors Money Management*

22.1 Subsidiaries of the Registrant (Exhibit 22.1)(1)

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

- --------
         * filed herewtih

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

     (4) Reference is made to the correspondingly numbered Exhibit to the Company's Report on Form 10-KSB for the Fiscal Year Ended September 30, 2001, which Exhibit is incorporated herein by reference.

     (5) Reference is made to the Exhibit numbered 10.1 to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2002, which
Exhibit is incorporated herein by reference.

     (6) Reference is made to the correspondingly numbered Exhibit to the Company's Quarterly Report on Form 10-QSB for the Quarter Ended June 30, 2002, which Exhibit is incorporated herein by reference.

     (7) Reference is made to the Exhibit numbered 10.6 to the Company's Report on Form 10-KSB for the Fiscal Year Ended September 30, 2001, which Exhibit is incorporated herein by reference.



     (b) Reports on Form 8-K

     Form 8-K dated August 14, 2002 regarding Certification requirements of Chief Executive Officer and Chief Financial Officer under Sarbanes-Oxley Act of 2002 covering quarterly period ending June 30, 2002.






ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-KSB, our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15(d) promulgated under the Securities Exchange Act of 1934 are effective.

     (b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 SYNERGX SYSTEMS INC.
                                                 (Registrant)
                                                 By: /s/ Daniel S. Tamkin
                                                 Daniel S. Tamkin,
                      Chief Executive Officer and Director

Dated: December 21, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                        DATE

                             Chairman,                        December 21, 2002
 /s/ Daniel S. Tamkin        Chief Executive Officer
 Daniel S. Tamkin             and Director

/s/ Joseph Vitale            President, Chief Operating
Joseph Vitale                     Officer and Director        December 21, 2002

/s/ John A. Poserina         Chief Financial Officer          December 21, 2002
--------------------          (Principal Accounting and
John A. Poserina              Financial Officer), Secretary,
                              and Director


/s/ Henry Schnurbach         Director                         December 21, 2002
--------------------
Henry Schnurbach

/s/ Dennis P. McConnell      Director                         December 21, 2002
-----------------------
Dennis P. McConnell

/s/ Mark Litwin              Director                         December 21, 2002
---------------
Mark Litwin

/s/ J. Ian Dalrymple         Director                         December 21, 2002
--------------------
J. Ian Dalrymple

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Daniel S. Tamkin, Chief Executive Officer, and John A. Poserina, Chief Financial Officer of Synergx Systems certify that:

1. We have reviewed this annual report on Form 10-KSB of Synergx Systems Inc.;

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a dated within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions);

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, the involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 21, 2002

          /s/ Daniel S. Tamkin               /s/ John A. Poserina
          --------------------               ---------------------
          Daniel S. Tamkin                   John A. Poserina
          Chief Executive Officer            Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer), Secretary and Director

                   Index to Consolidated Financial Statements

                      Synergx Systems Inc. and Subsidiaries

                                     Item 7

Independent Auditors' Report ....................................      1

Audited Consolidated Financial Statements

Consolidated Balance Sheet-September 30, 2002 .......                  2 - 3

Consolidated Statements of Operations
 Years Ended September 30, 2002 and 2001 ......................        4

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 2002 and 2001 ......................        5

Consolidated Statements of Cash Flows
 Years Ended September 30, 2002 and 2001 .....................         6

Notes to Consolidated Financial Statements ...................         7 - 21

                                          Independent Auditors' Report

To the Stockholders and Board of Directors of Synergx Systems Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Synergx Systems Inc. and its subsidiaries as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Synergx Systems Inc. and its subsidiaries as of September 30, 2002 and the consolidated results of their operations and their cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


December 6, 2002                      /s/ MARCUM & KLIEGMAN LLP
New York, NY

                         Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002





ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             200,000
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $429,000                                5,030,000
  Inventories                                                         2,437,000
  Deferred taxes                                                        339,000
  Prepaid expenses and other current assets                             394,000
                                                                     -----------
      TOTAL CURRENT ASSETS                                            8,400,000
                                                                     -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,241,000              372,000

OTHER ASSETS                                                            154,000

                                                                     -----------
TOTAL ASSETS                                                         8,926,000
                                                                     ===========

See accompanying Notes to the Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2002





LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - principally to related party                         109,000
   Accounts payable and accrued expenses                              2,658,000
   Deferred revenue                                                     446,000
   Current portion of capital lease obligations                          24,000
                                                                     -----------
         TOTAL CURRENT LIABILITIES                                    3,237,000



   Note payable to bank                                                 848,000
   Notes payable - principally to related party,
    less current portion                                                 52,000
   Capital lease obligations, less current portion                       43,000
   Deferred taxes                                                        11,000
                                                                     -----------
         TOTAL LIABILITIES                                            4,191,000
COMMITMENTS AND CONTINGENCIES                                        -----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,874,430 shares                   2,000
  Capital in excess of par                                            5,524,000
  Accumulated Deficit                                                  (791,000)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                            4,735,000
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            8,926,000
                                                                     ===========

See accompanying Notes to the  Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   For the Year Ended September 30,
                                                                       2002               2001
                                                                    ----------         ----------
Product sales                                                       10,672,000         14,073,000
Subcontract sales                                                    1,763,000          1,505,000
Service revenue                                                      4,508,000          4,349,000
                                                                    ----------         ----------
Total revenues                                                      16,943,000         19,927,000
                                                                    ----------         ----------


Cost of product sales                                                7,188,000          9,291,000
Cost of subcontract sales                                            1,456,000          1,219,000
Cost of service                                                      3,180,000          3,136,000
Selling, general and administrative                                  5,374,000          5,252,000
Interest expense                                                        89,000            146,000
Depreciation and amortization expense                                  149,000            150,000

                                                                    ----------         ----------
                                                                    17,436,000         19,194,000
                                                                    ----------         ----------
(Loss) Income before (benefit from)
  provision for income taxes                                          (493,000)           733,000

(Benefit from) provision for income taxes:
   Current                                                            (184,000)           334,000
   Deferred                                                            (16,000)           (34,000)
                                                                    ----------         ----------
                                                                      (200,000)           300,000

                                                                   -----------         ----------
Net (Loss) Income                                                     (293,000)           433,000
                                                                   ===========         ==========
Earnings Per Common Share
  Basic (Loss) Earnings Per Share                                       ($0.17)             $0.25

  Diluted  (Loss) Earnings Per Share                                    ($0.17)             $0.24
                                                                         =====              =====

Weighted Average Number of Common Shares Outstanding                 1,704,897          1,704,425

Weighted Average Number of Common and Potential Dilutive
   Common Shares Outstanding                                         1,704,897          1,784,089



See accompanying Notes to the  Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 and 2001


                                           TOTAL
                                       STOCKHOLDERS'             PREFERRED STOCK                    COMMON STOCK
                                          EQUITY             SHARES           AMOUNT          SHARES          AMOUNT
                                    -----------------      -----------     -----------    -------------     ---------
Balance at September 30, 2000           4,350,000              0               0            1,704,430          2,000
                                    -----------------      -----------     -----------    -------------     ---------

Net Income                                433,000
                                    -----------------      -----------     -----------    -------------     ---------
Balance at September 30, 2001           4,783,000              0               0            1,704,430          2,000

Issuance of shares from
   private placement                      238,000                                             170,000              0

Stock option compensation                   7,000

Net (Loss)                               (293,000)
                                    -----------------      -----------     -----------    -------------     ---------
Balance at September 30, 2002           4,735,000              0               0            1,874,430          2,000
                                    =================      ===========     ===========    =============     =========

                      SYNERGX SYSTEMS INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 and 2001
                                  (continued)

                                       CAPITAL          RETAINED
                                      IN EXCESS         EARNINGS
                                       OF PAR          (DEFICIT)
                                      ---------       -----------

Balance at September 30, 2000         5,279,000         (931,000)
                                      ---------       -----------

Net Income                                               433,000
                                      ---------       -----------
Balance at September 30, 2001         5,279,000         (498,000)

Issuance of shares from
   private placement                    238,000

Stock option compensation                 7,000

Net (Loss)                                              (293,000)
                                     -----------      -----------
Balance at September 30, 2002         5,524,000         (791,000)
                                     ===========      ===========

See accompanying Notes to the Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     For the Year Ended September 30,
                                                                         2002               2001
                                                                      --------           --------
OPERATING ACTIVITIES
Net (loss) income                                                     (293,000)           433,000
 Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
  Depreciation and amortization                                        149,000            150,000
  Stock option compensation                                              7,000
  Deferred tax                                                         (16,000)           (34,000)
  Provision for doubtful accounts                                      101,000            (21,000)
  Changes in operating assets and liabilities:
  Accounts receivable                                                1,326,000           (319,000)
  Inventories                                                         (146,000)            46,000
  Prepaid expenses and other current assets                           (156,000)          (112,000)
  Other assets                                                          (4,000)           (39,000)
  Accounts payable and accrued expenses                               (647,000)           446,000
  Deferred revenue                                                      (8,000)            80,000
                                                                     ----------         ---------
NET CASH  PROVIDED BY OPERATING ACTIVITIES                             313,000            630,000
                                                                     ----------         ---------
INVESTING ACTIVITIES
  Purchases of property and equipment                                 (119,000)          (148,000)
                                                                     ----------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (119,000)          (148,000)
                                                                     ----------         ---------
FINANCING ACTIVITIES

  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations                 (628,000)          (271,000)
  Proceeds from revolving line of credit and notes payable              98,000             92,000
  Proceeds from private placement                                      238,000
  Notes payable to affiliated companies                                      0           (243,000)
                                                                     ----------         ----------
NET CASH USED IN FINANCING ACTIVITIES                                 (292,000)          (422,000)
                                                                     ----------         ----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                  (98,000)            60,000

Cash and cash equivalents at beginning of period                       298,000            239,000
                                                                     ----------         ---------
Cash and cash equivalents at end of period                             200,000            299,000
                                                                     ==========         =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                      151,000            389,000
     Interest                                                           96,000            145,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended September 30, 2002 and 2001, the Company incurred no capital lease obilgations for the acquisition of equipment.

See accompanying Notes to the Consolidated Financial Statements

                     Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 2002, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of Synergx Systems Inc. (formerly Firetector Inc.) and its subsidiaries, all of which are wholly owned (the "Company"). The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), General Sound (Texas) Company ("GenSound"), and Systems Service Technology Corp. ("SST"). Significant intercompany items and transactions have been eliminated in consolidation. The Company is a subsidiary of Mirtronics, Inc. ("Mirtronics"), an Ontario publicly-held corporation.

At the annual meeting of Firetector Inc. stockholders, held on May 22, 2002, stockholders voted to amend the company's Certificate of Incorporation to change Firetector's name to Synergx Systems Inc.

Business

The Company operates in one industry segment: the design, manufacture, marketing and service of a variety of data communications product and systems with applications in the fire alarm, life safety, transit, security and communications industry.

Revenue Recognition

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product sales is allocated using a constant gross profit percentage over the entire contract, and is recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at September 30, 2002 and 2001 and have been included in accounts receivable. There was no billing in excess of costs and estimated profits at September 30, 2002 and 2001.

Subcontract sales principally represent revenues related to electrical installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation. Subcontract sales is also recognized during the entire project using the percentage-of-completion method of accounting as electrical installation is performed at the job site.

Service revenue from separate maintenance contracts is recognized on a straight-line basis over the terms of the respective contract, which is generally one year. Non-contract service revenue is recognized when services are performed.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

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

Other Assets

Other assets are comprised principally of the excess of cost over the fair value of the assets acquired in the acquisition of certain subsidiaries. The excess of cost over the fair value of the assets acquired approximates $104,000 (net of accumulated amortization of $70,000) and relates principally to the 1990 acquisition of GenSound. This amount is being amortized over forty years under the straight line method.

The Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. The Company also evaluates whether the carrying value of goodwill has become impaired.

Advertising Costs

Advertising Costs are expensed as incurred during the year. Advertising Costs for the years ended September 30, 2002 and 2001 amounted to $23,000 and $26,000, respectively.

Research and Development Cost

Research and development costs are expensed as incurred during the year. Research and development costs for the years ended September 30, 2002 and 2001 amounted to $149,000 and $142,000, respectively.

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

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 84% of such outstanding receivables at September 30, 2002 are due from customers in New York.

At September 30, 2002, the Company had approximately $73,000 based on checks that had not cleared the financial institutions that are subject to insured amount limitations. The Company does not require collateral to support financial instruments subject to credit risk.

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

2. Transactions with Related Parties

Mirtronics is the largest stockholder of the Company. In 1994 and 1995, Mirtronics provided financial assistance to the Company by way of a Letter of Credit in support of the Company's credit facility, further advances to the Company, and an exchange of debt for equity. In connection with this financial assistance, the Company has outstanding warrants to purchase 310,000 shares of the Company's Common Stock, which were issued in 1998, and are exercisable at any time until December 31, 2003 at an exercise price of $1.02 per share.

Notes Payable Principally to Related Party includes $59,000 due to a former officer/director of the Company under a seven year installment promissory note dated January 1, 1997 that bears interest at 4% per annum.


3. Property and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:


                                                                 September 30,
                                                                      2002
                                                                 --------------
Machinery and equipment                                            $1,422,000
Furniture and fixtures                                                152,000
Leasehold improvements                                                 39,000
                                                                 --------------
                                                                    1,613,000

Less accumulated depreciation and amortization                      1,241,000
                                                                 --------------
                                                                     $372,000
                                                                 ==============

Annual amortization of equipment under capital leases is included with depreciation and amortization expense.

Depreciation and amortization expense related to these assets were $133,000 and $129,000 for the years ended September 30, 2002 and 2001, respectively.

4.  Long-Term Debt

In 1998, the Company entered into a revolving credit facility with Citizens Business Credit Company of Boston, Massachusetts (the "Credit Facility"). The Credit Facility was revised in September 2000 and provides for a $3,000,000 revolving line of credit through December 2004 and carries an interest rate of prime plus 1/4% on outstanding balances (5% at September 30, 2002). The Credit Facility limits capital expenditures to $250,000 in each year. At September 30, 2002, $848,000 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit Company of Boston has modified the requirement of one of the ratios for fiscal 2002. At September 30, 2002, the Company was not in default of any of its financial covenants as a result of this modification.

Annual maturities of Loans and Notes Payable are as follows:

                 Bank                    Other Notes             Total
                 Loan                      Payable
              ------------------------------------------------------------
2003         $    --                       $109,000              $109,000
2004              --                         36,000                36,000
2005              848,000                    16,000               864,000
              -------------------------------------------------------------
Total           $ 848,000                  $161,000            $1,009,000



5. Leases

The Company leases certain office and warehouse space under noncancelable operating leases expiring at various times through 2010. In February 2000, the Company signed a new lease for office, manufacturing and warehouse space in Syosset, New York. This lease expires in June 2007.

The Company had a lease for its service center in New York City that was set to expire in August 2003. The Company was able to exercise a six month termination option and terminated its lease in New York City by giving six months notice, which became effective December 5, 2002. The Company entered into a new lease for office and warehouse space in New York City. The new lease became effective August 2002 and runs thru December 31, 2009. The new lease provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter. Total cost of space over the life of the lease will approximate $631,000.

The Company leases an office and warehouse facility in Richardson, Texas, a suburb of Dallas, pursuant to a lease that was extended in August, 2002 to expire on June 30, 2010 providing for annual rent on a net basis of $50,152 escalating annually to $64,016 in the final year of the lease.

The Company also leases certain office equipment and vehicles under noncancelable capital and operating leases expiring in various years through fiscal 2005.

The following is a schedule of future minimum payments, by year and in the aggregate, under non cancelable capital and operating leases with initial or remaining terms of one year or more at September 30, 2002:

                                                                 Capital Leases   Operating Leases       Total
2003                                                                 $31,000          $398,000         $429,000
2004                                                                  26,000           323,000          349,000
2005                                                                  22,000           333,000          355,000
2006                                                                                   343,000          343,000
2007                                                                                   300,000          300,000
2008                                                                                   155,000          155,000
2009                                                                                   159,000          159,000
2010                                                                                    24,000           24,000
                                                                   ----------------------------------------------
Total minimum lease payments                                         $79,000        $2,035,000       $2,114,000
Less amount representing interest                                     12,000      =============================
                                                                   ---------
Present value of net minimum lease payments (including current
    portion of $24,000)                                             $67,000
                                                                   =========

Rental expense amounted to $366,000 and $343,000 for 2002 and 2001, respectively.

6. Significant Customers

During fiscal 2002 and 2001, no customer accounted for more than 10% of sales.

7. Income Taxes

During the year ended September 30, 2002, the Company recorded a tax benefit of ($200,000) compared to a tax provision of $300,000 for the year ended September 30, 2001. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate is follows:

                                                             Year ended September 30,
                                                               2002            2001
                                                           --------------------------
Statutory federal income tax rate                                34%               34%
Computed expected tax from income                         ($168,000)         $249,000
(Decrease)Increase in taxes resulting from:
State and local income taxes, net of Federal tax benefit    (22,000)           53,000
Nondeductible expenses                                        8,000             8,000
(Decrease) in taxes resulting from
     benefit of future tax deductible items                 (18,000)          (10,000)
(Benefit) Provision                                       ($200,000)         $300,000

The Company provided $13,000 and $14,000 for state and local franchise and capital taxes for the years ended September 30, 2002 and 2001, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has recorded a current deferred tax asset and a non current deferred tax liability at September 30, 2002 and a current and non current deferred tax asset at September 30, 2001 related to certain accelerated tax deductions or book provisions to be deducted in future tax returns. Management anticipates profitable operations to continue at a level that will result in the utilization of the entire deferred tax asset.

The components of deferred tax assets and liabilities at September 30, 2002 and 2001 consist of the following:

Deferred Tax Assets                                 2002                 2001
-------------------                                 ----                 ----
Allowance for doubtful accounts                   $172,000            $131,000
Inventory reserve                                  120,000             120,000
Depreciation and amortization                                           60,000
Net operating loss carryforward                     47,000                ---
                                                  ---------          -----------
Total deferred tax asset                          $339,000            $311,000
                                                  ========           ===========

Deferred Tax Liabilities
Depreciation and amortization                      $11,000            $   ---
                                                   -------           -----------
Total deferred tax liability                       $11,000            $   ---
                                                   =======           ===========

8. Earnings Per Share

Shown below is a table that presents for 2002 and 2001 the computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution.


                                                             Year Ended
Basic EPS Computation                                   2002            2001
---------------------                               -------------------------
Net (loss) Income available to common
       stockholders                                  $(293,000)        $433,000
Weighted average outstanding shares                  1,704,897        1,704,425

Basic (loss) EPS                                         $(.17)            $.25
                                                        =======          =======
Diluted EPS Computation
(Loss) Income available to common
  stockholders                                       $(293,000)        $433,000

Weighted-average shares                              1,704,897        1,704,425
  Plus:  Incremental shares from
          assumed conversions
         Employee Stock Options*                                         18,640
         Warrants*                                                       61,024
                                                                         ------
Dilutive potential common shares                         N/A             79,664
                                                     ---------         ---------
    Adjusted weighted-average shares                 1,704,897        1,784,089
                                                     ---------         ---------
    Diluted (loss) EPS                                   ($.17)            $.24
                                                     ==========        =========
*All warrants and options were antidilutive in 2002 and 16,667 warrants were antidilutive in 2001.

9.  Stockholders' Equity

On September 30, 2002, the Company sold 170,000 units ("Units") in a private placement to an unaffiliated investor for $1.40 per Unit. Each Unit consists of one share of Common Stock and one warrant (the "Warrant") to purchase an additional share of Common Stock at $1.40 for a period of 24 months from September 30, 2002.

The Units, Common Stock, Warrants and Common Stock issue able upon exercise of the warrants will be restricted and may not be sold or transferred without registration under or exemption from applicable securities laws. The purchaser will be granted one-time piggyback registration rights.


10.  Employee Stock Options, Options, and Warrants

On April 30, 1997, the Company and its stockholders adopted a nonqualified stock option plan ("1997 Plan"), which was to expire September 30, 2002, except as to options outstanding under the 1997 Plan. Under the 1997 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of its issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 1997 Plan are to be reduced by options outstanding under a 1990 nonqualified stock option plan (replaced by the 1997 Plan). In September 2002, the stock option plan was extended to expire on December 31, 2005.

The Company applies the intrinsic value base method of accounting for options issued to employees rather than the fair value based method of accounting. On September 19, 2002, options on 24,083 shares of common stock were extended to December 31, 2005 and the option price remained at $1.00 per share. On December 29, 2000, options on 43,375 shares of common stock were extended for five more years and the option price was reset from $1.00 to $1.03 per share. Stock option compensation expense of $6,743 and $0 for years ended September 30, 2002 and 2001, respectively was recorded to General and Administrative expense in connection with the extension of these options. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net (loss) income and net (loss) income per share for 2002 and 2001 would be reduced to the pro forma amounts indicated below:
                                            2002                 2001
Net (Loss) Income:
       As reported                     $(293,000)               $433,000
       Pro forma                        (300,000)                404,000

(Loss) earnings per common share:

       As reported
                                          ($0.17)                  $0.25
           Basic                          ($0.17)                  $0.24
                                           ======                  =====
           Diluted

      Pro forma
          Basic                           ($0.18)                  $0.24
          Diluted                         ($0.18)                  $0.23
                                           ======                  =====

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002 and 2001, repectively: dividend yield of zero; expected volatility of 45% and 75%, respectively and expected life of 3.25 and 5 years, respectively. The weighted average risk fee interest rates for 2002 and 2001 were 3.22% and 4.64%, respectively. The weighted average fair value of options granted (extended) 2002 and 2001, was $.56 and $.66, respectively.

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








10. Employee Stock Options, Options, and Warrants (continued)

Transactions involving stock options are summarized as follows:

                                                                       Weighted Average
                                                                       Exercise Price of
                                       Stock Options Outstanding    Options Outstanding
Balance September 30, 2000                  107,958                         1.04
   Options granted (extended)                43,375                         1.03
   Options expired                          (43,375)                        1.00
Balance September 30, 2001                  107,958                         1.05
   Options granted (extended)                24,083                         1.00
   Option expired                           (30,250)                        1.00
Balance September 30, 2002                  101,791                         1.06

There were 94,791 exercisable options at September 30, 2002 and 93,958 exercisable options at September 30, 2001.
..
The following table summarizes information concerning currently outstanding and exercisable stock options.

                                   Outstanding at          Weighted Average         Exercisable at
Exercise Price                    September 30, 2002      Contractual Life         September 30, 2002
  1.13                                35,000                  2.0 years                 28,000
  1.03                                42,708                  3.3 years                 42,708
  1.00                                24,083                  3.3 years                 24,083

In 1998, the Company granted Mirtronics warrants to purchase 310,000 shares of the Company's Common Stock which are exercisable at a price of $1.02 per share at any time until December 31, 2003. (See Note 2 - Transactions with Related parties)

In May 1995, the Company granted Judson Enterprises, Ltd. 33,334 options to purchase common stock at a price of $3.00 per share in exchange for investment banking services. In April 1997, the Company entered into an agreement to exchange 16,667 of these options for 16,667 new options to purchase common stock at a price of $4.50. These options expired in April 2002 and 16,667 options had expired in May 2000.

On September 30, 2002, the Company issued 170,000 warrants in connection with a private placement. (See Note - 9)


Transactions involving non-employee stock options and warrants are summarized as follows:

                                                                                          Weighted Average
                                                Options and Warrants                     Exercise Price of
                                                     Outstanding                         Options Outstanding
Balance September 30, 2000                            326,667                                  $1.20
Balance September 30, 2001                            326,667                                   1.20
   Warrants expired                                    16,667                                   4.50
   Warrants issued                                    170,000                                   1.40
Balance September 30, 2002                            480,000                                  $1.15

All of these options and warrants were exercisable at the end of the periods indicated in the above schedule.

The following table summarizes information concerning currently outstanding and exercisable non-employee warrants.

                          Outstanding at          Weighted Average            Exercisable at
Exercise Price          September 30, 2002      Contractual Life            September 30, 2002
   1.02                      310,000                 1.3 years                   310,000
   1.40                      170,000                 2.0 years                   170,000

11. Contingencies

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any material item exists that will affect the Company's business or financial condition.

12. Other

Approximately 32% of the Company's employees are covered by collective bargaining agreements. On July 20, 2002, the union representing hourly employees and the Company ratified a Collective Bargaining Agreement expiring July 9, 2005, providing for an increase in salaries and benefits averaging approximately 4 1/2% per year over the life of the contract.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. No profit sharing contribution was authorized in 2002. In 2001 a profit sharing contribution of $44,000 was authorized and charged to expense.

13. Fair Value of Financial Instruments

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

14.  Authoritative Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 did not have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which was effective for the Company commencing October 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The impact of the adoptions of SFAS No. 142 will result in the Company discontinuing goodwill amortization.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for SFAS No. 144 is for fiscal years beginning after December 15, 2001. The Company expects that the adoption of the SFAS No. 144 will not have a significant impact on its financial statements.

On April 30, 2002 the FASB issued SFAS No. 145, "Rescission of FASB No.4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's operation.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of the Statement are effective for exit or activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material effect on its operations.