Form 10KSB/A
period 2002-09-30
FIRETECTOR INC
filed 2003-01-28
CIK 823130

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

                                 SYNERGX SYSTEMS INC.
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

     As of December 14, 2002, the Registrant had 1,874,425 shares of Common Stock outstanding.


     Documents Incorporated by Reference: None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of the Company are as follows:

                                                           DATE SERVICE
    NAME            AGE             OFFICE                 COMMENCED

Daniel S. Tamkin     43             Chairman, Chief         October 1990
                                    Executive Officer,
                                    General Counsel,
                                    Director, and
                                    Audit Committee

Joseph Vitale        56             President, Chief        May 1994
                                    Operating Officer
                                    and Director

John A. Poserina     62             Treasurer, Vice         January 1997
                                    President, Chief
                                    Financial Officer,
                                    Secretary and
                                    Director

Dennis P. McConnell  49             Director and            January 1997
                                    Audit Committee

Henry Schnurbach     51             Director and            October 1988
                                    Audit Committee


J. Ian Dalrymple     51             Director                May 2002

Mark I. Litwin       40             Director                May 2002


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

     Mr. Dalrymple has a Bachelor of Commerce degree and a Masters of Arts in Economics from the University of Toronto. Since 1990, Mr. Dalrymple has been a director of Nigel Stephens Counsel Inc., an Ontario corporation, which provides investment and portfolio management services; NSC Holdings Inc., an Ontario corporation which provides investment research and client administrative services; and Fordal Holdings Inc., an Ontario corporation which provides trading, settlement and related services to portfolio management firms. Mr. Dalrymple is also a director of Cornerstone 52 Foundation, a charitable foundation with focus on children's charities. In addition, Mr. Dalrymple has been, since 1993, a director of Nafund Inc., an Ontario investment corporation and, since 1996, a director of Nafund Administrators Inc., an Ontario corporation originating merchant banking investments and advisory services.

     Mr. Litwin has a B.A. and an M.B.A. from York University in Toronto, Canada. Since 1990, Mr. Litwin has been the President, Chief Executive Officer and a director of Mirtronics Inc. an Ontario corporation which is registered under the Exchange Act. Mirtronics is the largest stockholder of Synergx.


     There are no family relationships between any Director or Executive Officer of Synergx and any other Director or Executive Officer of Synergx.

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

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to compensation paid or accrued by the Company for services rendered to it for each of the three fiscal years ended September 30, 2002, as to Daniel S. Tamkin, the Company's present Chief Executive Officer, Joseph Vitale, the Company's President and Chief Operating Officer, and John A. Poserina, the Company's Chief Financial Officer and Secretary; none of the Company's other Executive Officers had aggregate remuneration in excess of $100,000.

                       SUMMARY COMPENSATION TABLE


                                                               LONG
                    ANNUAL COMPENSATION                 TERM COMPENSATION
                                                                   All Other
Year      Salary ($)       Bonus($)     Other($)      Option/SAR Compensation
 - -----------------------------------------------------------------------------
Daniel S. Tamkin
2002      $97,000         $10,000       $5,600                        --
2001       87,000          20,000        5,600           (1)          --
2000       74,000          20,000        5,600                        --

Joseph Vitale
2002     $140,000         $20,000       $6,000                        --
2001      130,000          30,000        6,000           (2)          --
2000      113,000          30,000        6,000                        --

John A. Poserina
2002     $151,000         $20,000       $5,600                        --
2001      141,000          30,000        5,600                        --
2000      124,000          30,000        5,600                        --
- ------
(1) Options to purchase 4,167 shares of Common Stock, at a price of $1.03 per share were issued to Mr. Tamkin in December, 2000.

(2) Options to purchase 7,959 shares of Common Stock, at a price of $1.03 per share were issued to Mr. Vitale in December, 2000.

- -----------

     The following table details, as of September 30, 2002, the value of unexercised in-the-money options held by Daniel S. Tamkin, Joseph Vitale and John A. Poserina:

                        Number of Securities           Value of Unexercised
                     Underlying Unexercised Options      In-The-Money Options (1)
                     Exercisable  Unexercisable       Exercisable   Unexercisable
                     ----------   ------------        -----------   -------------
Daniels S. Tamkin      8,833         2,000             $  792         $  250
Joseph Vitale         14,367         2,758              3,001            417
John A. Poserina       7,667         2,000              1,542            250

- - - ------
(1) Net value, calculated as the difference between the exercise price and the market price reported for September 30, 2002.

     In December 1995, the Board of Directors voted to institute a 401(k) plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision at the discretion of the Board of Directors. No profit sharing contributions were authorized in 2002. In 2001 the Board of Directors approved a payment totaling $44,000 for participants of the non-union and union 401(k) plans.

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

     On September 30, 2002, options on 24,083 of Common Stock were extended to December 31, 2005 and the option exercise price remained $1.00 per share.

     On December 29, 2000, options on 43,375 shares of Common Stock were extended for five more years and the option price was reset from $1.00 to $1.03 per share.

     The Company currently has issued and outstanding options to purchase 101,791 shares of its Common Stock, at various exercise prices ranging between $1.00 and $1.125 per share, to certain of its officers, Directors and employees. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's outstanding Common Stock at December 10, 2002 of (i) each beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's Directors, and (iii) all Officers and Directors of the Company as a group.

         Common Stock Beneficially Owned At January 7, 2002

                                     Number of Shares     Percent of Shares
                                     --------------------------------------
Mirtronics Inc.(1)                          896,311              41.0%
Investors Money Management (10)             340,000              16.6%
Genterra Capital Corporation                152,167               6.8%
Daniel S. Tamkin (2)                        127,733               6.0%
Joseph Vitale (3, 4)                         17,125                nil
Henry Schnurbach (4)                          5,167                nil
John A. Poserina (3, 5)                      17,667                nil
Dennis P. McConnell (4, 6)                    4,167                nil
Mark Litwin (8)                           1,048,478              48.0%
J. Ian Dalrymple (9)                              0                nil
All Executive Officers and
Directors as a Group (5 Persons)          1,219,837              54.7%
- ----------

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

     (5)  Includes   9,667  shares of Common  Stock  issuable  upon  exercise of options granted by the Company.

     (6) Address is 96 Spring Street, New York, NY.

     (7)  Address is 106 Avenue Road, Toronto, Ontario.

     (8) By virtue of his position as an officer and/or director of such entities, Mr. Litwin may be considered the beneficial owner of shares owned by Mirtronics Inc. and Genterra Capital Corporation. Mr. Litwin expressly disclaims such beneficial ownership. Address is 106 Avenue Road, Toronto, Ontario.

     (9)  Address is 1200 Sheppard Avenue East, Willowdale, Ontario.

     (10) Includes 170,000 shares of Common Stock issuable upon exercise of warrants.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1985, Casey entered into a royalty agreement with Joseph Vitale, prior to his becoming the President and Chief Operating Officer of the Company. The agreement pays Mr. Vitale a royalty on certain systems marketed and serviced by Casey. In fiscal year ended September 30, 2002, Casey paid $75,852 pursuant to the terms of the agreement.


     Management believes each of the foregoing transactions was entered into on terms at least as favorable as could be obtained from unrelated parties negotiating at arms-length.

     Daniel S. Tamkin, Chairman, Chief Executive Officer and General Counsel of Synergx, is also an officer of a company controlled by a Director of Mirtronics, Synergx's largest stockholder. Mr. Schnurbach, a Director of the Company, is a Director of Mirtronics.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNERGX SYSTEMS INC.
                              (Registrant)

                              By: /s/ JOHN A. POSERINA
                                  -----------------------
                                  John A. Poserina,
                                  Chief Financial Officer, Secretary
                                  And Director(Principal Accounting and
                                  Financial Officer)


Dated: January 28, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Daniel S. Tamkin, Chief Executive Officer, and John A. Poserina, Chief Financial Officer of Synergx Systems certify that:

1. We have reviewed this amended annual report on Form 10-KSB/A of Synergx Systems Inc.;

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

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003

          /s/ Daniel S. Tamkin               /s/ John A. Poserina
          --------------------               ---------------------
          Daniel S. Tamkin                   John A. Poserina
          Chief Executive Officer            Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer), Secretary and Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the amended annual report of Synergx Systems Inc. (the "Company") on Form 10-KSB/A for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Amended Report"), I, Daniel S. Tamkin, Chief Executive Officer of the Company, and I, John A. Poserina, Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

     (1) The Amended Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)  The information  contained in the Amended Report fairly  presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


                                 /s/ Daniel S. Tamkin
                                ----------------------
                                Daniel S. Tamkin
                                Chief Executive Officer
                                Synergx Systems Inc.
                                                               January 28, 2003



                                /s/ John A. Poserina
                               -----------------------
                                John A, Poserina
                                Chief Financial  Officer
                                Synergx Systems Inc.
                                                               January 28, 2003