Form 10KSB/A
period 2002-09-30
FIRETECTOR INC
filed 2003-02-11
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20459

                FORM 10-KSB/A-2  Annual or Transitional Report

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


                       SUMMARY COMPENSATION TABLE


                                                               LONG
                    ANNUAL COMPENSATION                 TERM COMPENSATION
                                                                   All Other
Year      Salary ($)       Bonus($)     Other($)      Option/SAR Compensation
 - -----------------------------------------------------------------------------
Daniel S. Tamkin
2002      $97,000                       $5,600                        --
2001       87,000         $20,000        5,600           (1)          --
2000       74,000          20,000        5,600                        --

Joseph Vitale
2002     $140,000                       $6,000                        --
2001      130,000         $30,000        6,000           (2)          --
2000      113,000          30,000        6,000                        --

John A. Poserina
2002     $151,000                       $5,600                        --
2001      141,000         $30,000        5,600                        --
2000      124,000          30,000        5,600                        --
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

         Common Stock Beneficially Owned At January 7, 2002

                                     Number of Shares     Percent of Shares
                                     --------------------------------------
Mirtronics Inc.(1)                          896,311              41.0%
Investors Money Management (10)             340,000              16.6%
Genterra Capital Corporation                152,167               6.8%
Daniel S. Tamkin (2)                        127,733               6.0%
Joseph Vitale (3, 4)                         17,125                nil
Henry Schnurbach (4)                          5,167                nil
John A. Poserina (3, 5)                      17,167                nil
Dennis P. McConnell (4, 6)                    4,167                nil
Mark Litwin (8)                           1,048,478              48.0%
J. Ian Dalrymple (9)                              0                nil
All Executive Officers and
Directors as a Group (5 Persons)          1,219,837              54.7%
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


Dated: February 11, 2003

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

Date: February 11, 2003

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


                                 /s/ Daniel S. Tamkin
                                ----------------------
                                Daniel S. Tamkin
                                Chief Executive Officer
                                Synergx Systems Inc.
                                                               February 11, 2003



                                /s/ John A. Poserina
                               -----------------------
                                John A, Poserina
                                Chief Financial  Officer
                                Synergx Systems Inc.
                                                               February 11, 2003