Form 10QSB
period 2002-12-31
FIRETECTOR INC
filed 2003-02-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
For the fiscal quarter ended      December 31, 2002
                            -------------------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________  to  ____________

Commission file number                0-17580
                      -----------------------------------

                              SYNERGX SYSTEMS INC.
                           (formerly, Firetector Inc.)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2003, 1,874,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[   ]      No[ X ]

                                     INDEX


Part I - Financial Information (unaudited)                                 Page

   Item 1.  Financial Statements.

   Condensed Consolidated Balance Sheet as at December 31, 2002

   Condensed Consolidated Statements of Operations for the Three Month
        Periods Ended December 31, 2002 and 2001

   Condensed Consolidated Statements of Cash Flows for the Three Month
        Periods Ended December 31, 2002 and 2001

   Notes to Condensed Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations
   Item 3.  Controls and Procedures

Part II - Other Information

   Item 1.  Legal Proceedings.

   Item 2.  Changes in Securities.

   Item 3.  Defaults Upon Senior Securities.

   Item 4.  Submission of Matters to a Vote of Security Holders.

   Item 5.  Other Information.

   Item 6.  Exhibits and Reports on Form 8-K

   Signatures

                         Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                      December 31,
                                                                          2002
                                                                      ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $   214,990
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $414,179                               5,557,656
  Inventories                                                        2,947,273
  Deferred taxes                                                       332,800
  Prepaid expenses and other current assets                            401,550
                                                                    ----------
    TOTAL CURRENT ASSETS                                             9,454,269
                                                                    ----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,273,109             398,007

OTHER ASSETS                                                           194,090
                                                                    ----------
    TOTAL ASSETS                                                   $10,046,366
                                                                    ==========


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                              December 31,
                                                                                  2002
                                                                              -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - principally to related party                             $   92,392
   Accounts payable and accrued expenses                                     3,604,055
   Deferred revenue                                                            459,261
   Current portion of capital lease obligations                                 23,152
                                                                            -----------
    TOTAL CURRENT LIABILITIES                                                4,178,860



   Note payable to bank                                                      1,016,622
   Notes payable - principally to related party, less current portion           44,910
   Capital lease obligations, less current portion                              37,984
   Deferred taxes                                                               11,600
                                                                            -----------
    TOTAL LIABILITIES                                                        5,289,976
COMMITMENTS AND CONTINGENCIES                                               -----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,874,425 shares                          1,874
  Capital in excess of par                                                   5,523,063
  Accumulated Deficit                                                         (768,547)
                                                                           -----------
TOTAL STOCKHOLDERS' EQUITY                                                   4,756,390
                                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $10,046,366
                                                                           ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      For the  Three Months Ended
                                                                              December  31,
                                                                      2002                2001
                                                                  -------------       --------------
Product sales                                                    $3,291,305            $2,187,916
Subcontract sales                                                   270,899               234,423
Service revenue                                                   1,075,315             1,116,392
                                                                 ----------            -----------
Total revenues                                                    4,637,519             3,538,731
                                                                 ----------            -----------


Cost of product sales                                             2,263,483             1,723,746
Cost of subcontract sales                                           210,514               186,813
Cost of service                                                     727,761               801,205
Selling, general and administrative                               1,329,143             1,232,774
Interest expense                                                     10,118                22,918
Depreciation and amortization expense                                44,678                42,870
                                                                 ----------            -----------
                                                                  4,585,697             4,010,326
                                                                 ----------            -----------
Income (loss) from operations before provision
  for (benefit from) income taxes                                    51,822              (471,595)

Provsion for (benefit from) income taxes:
   Current                                                           24,000              (144,000)
   Deferred                                                           6,000               (47,000)
                                                                 ----------            -----------
                                                                     30,000              (191,000)

                                                                 ----------            -----------
Net Income (loss)                                                $   21,822            $ (280,595)
                                                                 ==========            ===========
Earnings per common share
  Basic earnings (loss) per share                                     $0.01                $(0.16)
                                                                      =====                 =====
  Diluted earnings (loss) per share                                   $0.01                $(0.16)
                                                                      =====                 =====

Weighted average number of common shares outstanding              1,874,425             1,704,425

Weighted average number of common and potential dilutive
  common shares outstanding                                       1,965,271             1,704,425


See accompanying Notes to the Condensed Consolidated Financial Statements

                        SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                       For the Three Months Ended December 31,
                                                                           2002                 2001
                                                                        -----------         ------------
OPERATING ACTIVITIES
Net income (loss)                                                      $  21,822           $  (280,595)
 Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                                    44,678                42,870
         Deferred tax                                                      6,000               (47,000)
         Provision for doubtful accounts                                 (14,709)                6,000
  Changes in operating assets and liabilities:
  Accounts receivable                                                   (513,327)              909,470
  Inventories                                                           (510,077)             (263,585)
  Prepaid expenses and other current assets                               (7,270)
  Other assets                                                           (52,259)              (20,846)
  Accounts payable and accrued expenses                                  945,554              (677,425)
  Deferred revenue                                                        13,421                 1,987
                                                                      ----------            -----------
NET CASH  USED IN OPERATING ACTIVITIES                                   (66,167)             (329,124)
                                                                      ----------            -----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                    (58,221)              (16,428)
                                                                      ----------            -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (58,221)              (16,428)
                                                                      ----------            -----------
FINANCING ACTIVITIES

  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations                    (39,476               (46,302)
  Proceeds from revolving line of credit, notes payable
    and capital lease obligations                                        178,653               324,477

                                                                      ----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                139,177               278,175
                                                                      -----------           -----------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     14,789               (67,377)

Cash and cash equivalents at beginning of period                         200,201               298,420
                                                                      ----------            -----------
Cash and cash equivalents at end of period                            $  214,990            $  231,043
                                                                      ==========            ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                      $   4,707             $ 150,154
     Interest                                                          $  12,147             $  22,916



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 2002 and 2001, the Company incurred no capital lease obilgations for the acquisition of equipment.

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2002

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (formerly Firetector Inc.) ("the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2002.

At the annual meeting of Firetector Inc stockholders held on May 22, 2002, stockholders voted to amend the Company's Certificate of Incorporation to change Firetector's name to SYNERGX SYSTEMS INC.

2. REVENUE RECOGNITION

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at December 31, 2002 and 2001 and have been included in accounts receivable. There was no billing in excess of costs and estimated profits at December 31, 2002 and 2001.


Subcontract sales principally represents revenues related to electrical installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation. Subcontract revenue is also recognized during the entire project using the percentage-of-completion method of accounting as electrical installation is performed at the job site.

Service revenue from separate maintenance contracts is recognized on a straight-line basis over the terms of the respective contract, which is generally one year. Non-contract service revenue is recognized when services are performed.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 2002

                                   (UNAUDITED)


3. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

4. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Massachussetts, (the "Credit Facility"). The credit facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (4.25% at December 31, 2002) plus 1/4% on outstanding balances. At December 31, 2002, $1,016,622 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit Company of Boston had modified the requirement of one of the ratios. At December 31, 2002, the Company was not in default of any of its covenants as a result of this modification.

5. RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 2002

                                   (UNAUDITED)

6. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Shares" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options and warrants.

                                                             For the Three Months ended December 31,
                                                                2002                      2001
                                                                ----                      ----
Basic EPS Computation
    Net Income (Loss) available to common stockholders      $  21,822                   $(280,595)
Weighted average outstanding shares                         1,874,425                   1,704,425

    Basic EPS (Loss)                                             $.01                      $(.16)
                                                                 ====                      ======

Diluted EPS Computation

    Income (Loss) available to common stockholders
         and assumed  conversions                           $  21,821                  $(280,595)
                                                            ----------                 ----------

    Weighted-average shares                                 1,874,425                  1,704,425
                                                            ----------                 ----------
    Plus:  Incremental shares from assumed conversions

            Employee Stock Options*                            20,391
            Warrants*                                          70,455
                                                             ---------

         Dilutive potential common shares                      90,846                        N/A
                                                            ----------                 -----------
    Adjusted weighted-average shares                        1,965,271                  1,704,425
                                                            ==========                 ============

    Diluted EPS   (Loss)                                         $.01                      $(.16)
                                                                 ====                      ======

*All Warrants and Options were antidilutive for the three month period ended December 31, 2001 and 170,000 warrants were antidilutive for the three month period ended December 31, 2002 and therefore not included in the above calculation.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 2002

                                   (UNAUDITED)

7. SUBSEQUENT EVENT

In January 2003, the Company signed two letters of intent to acquire interest in Avante Technology ("Avante Tech") and Re:Port Business Solutions ("Re:Port") in partnership with Nafund Inc., a Toronto based private equity fund ("Nafund").

Avante Security Inc., a Canadian  corporation  ("Avante") designs,  develops and installs  security  systems  and  devices  in  Canada.  Utilizing  the  wireless technology of the very popular BlackBerry (TM) wireless handheld system, developed by Research in Motion (RIM), Avante has developed the Secure 7-24 solution. The Secure 7-24 uses wireless technology to transmit alarm and other data from a secured site to the Avante Command Centre and to multiple RIM pagers or cellular phones. Applications include transit, security response vehicles, corporate facilities management, manufacturing, distribution, secured neighborhoods and residential owners.

Avante and Nafund will organize Avante Tech as a new partnership to exploit the Secure 7-24 technology solution. Synergx would acquire 25% of Avante Tech's equity from Nafund in exchange for (a) 225,000 shares of Common Stock; (b) warrants to purchase 25,000 shares of Common Stock at $2.00 per share for 24 months; and (c) agreeing to provide secured loans of up to Cdn$300,000 to Avante Tech pro rata with equity/loans to be provided by Nafund and tied to certain development milestones. In connection with its investment, Synergx would secure exclusive licenses to exploit the Secure 7-24 technology in its key geographic markets and/or product lines.

Re:Port is a provider of software to the independent international investment counseling, portfolio management and brokerage community. Located in Toronto, Ontario, Re:Port software links external or outsourced trading, custodian, broker and bank systems to internal diverse security and asset management system and contact information systems and electronic filing and documentation systems. Utilizing the software and systems it has developed which are scaleable and able to provide cost-effective solutions, Re:Port and Nafund will organize a new entity to offer the types of back office services that have previously been available only to the largest investment counselors and money managers. Re:Port would secure a contract to provide such services to a Toronto based investment management firm which will hold equity in Re:Port. One of Synergx's Directors is the principal in Re:Port. Synergx would acquire 25% of the Class B Participating Units (Class B Participating Units will receive distributions of all free cash flow after the Class A Units have been redeemed) in exchange for (i) 175,000 shares of Common Stock and (ii) warrants to purchase 25,0000 shares of Common Stock at $2.00 per share for 24 months.

These acquisitions are subject to due diligence, definitive documentation, finalizing structure of the investment, bank approval and approval by the Company's stockholders at the next Annual Meeting of Stockholders. Stockholder approval is being solicited inasmuch as two Directors of Synergx Messrs. Litwin and Dalrymple, are Directors of Nafund. Moreover, Mr. Litwin is the president of Nafund and Mr. Dalrymple is on its investment advisory board (but hold no ownership interest in Nafund). In addition, Mr. Dalrymple is the principal of NSC Holdings, a Toronto based financial services group. Messrs. Litwin and Dalrymple have recused themselves from the vote by the Board of Directors.

                     SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 2002

                                  (UNAUDITED)

7. SUBSEQUENT EVENT (continued)

There can be no assurance that the investment described immediately above will be consummated or that said investment will prove to be profitable to Synergx. This investment is subject to the completion of a due diligence investigation to the satisfaction of Synergx, and the negotiation and execution of definitive documentation satisfactory to Synergx; until said investigation and definitive documentation is completed and executed, Synergx's board of directors retains the right to withdraw from the transaction.

8 - NEW ACCOUNTING PRONOUNCEMENTS

On December 31, 2002, the FASB issued SFAS No.148 ("SFAS 148"), Accounting for stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123 ("SFAS 123"), Accounting for Stock - Based Compensation, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB opinion No. 25. The company will continue to account for stock-based compensation according to APB opinion No. 25, while the adoption for the second fiscal quarter ending March 31, 2003 of SFAS 148 requires the Company to provide prominent disclosures about the effect of SFAS 123 on reported income and will require the Company to disclose these effects in interim financial statements. The Company does not expect that the adoption of SFAS 148 will have a significant impact to the consolidated financial position or results of operations.

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

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit had modified the requirements for one of these ratios. At December 31, 2002, the Company was not in default with any of its financial covenants as a result of this modification and at such time owed $1,016,622 under the Credit Facility.

Net cash used by operations for the three months ended December 31, 2002 amounted to $66,167 as compared to $329,124 for the comparable prior year period. The primary reason for the decrease in cash being used by operations was due to $51,822 of income before taxes in 2002 compared to a loss before income taxes of $471,594 in 2001. During 2002, accounts receivable increased due to higher sales and inventory increased due to purchases being made ahead of requirements in order to obtain special purchase price discounts from a vendor. These increases of $1.0 million in working capital where partially funded by a $946,000 increase to accounts payable and accrued expenses. Accordingly, the net cash outflow from operation during 2002 was funded by a net increase of $169,000 in borrowing under the Credit Facility.

The ratio of the Company's current assets to current liabilities decreased to approximately 2.19 to 1 at December 31, 2002 compared to 2.76 to 1 at December 31, 2001. The decrease in the current ratio is due to the increase in 2002 of inventory related to purchases being made ahead of schedule (to obtain special purchase price discounts) that were funded by a similar increase in accounts payable. In addition, the decrease in the current ratio was caused by $587,000 of an improvement in cash flow since December 31, 2001 being used to reduce bank borrowing at December 31, 2002. However, working capital stayed at a high level of $5.3 million at December 31, 2002 compared to $5.6 million at December 31, 2001 even though cash was used to reduce bank borrowing to $1.0 million at December 31, 2002.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations

Revenues and Gross Profit
                                       Three Months Ended
                                          December 31,
                                        ------------
                                     2002           2001
                                   (In thousands of dollars)

   Product Revenue                  $3,292          $2,188
   Subcontract Revenue                 271             234
   Service Revenue                   1,075           1,116
                                    -------         -------
   Total Revenue                    $4,638          $3,538

   Gross Profit Product             $1,028            $464
   Gross Profit Subcontract             60              48
   Gross Profit Service                348             315
                                    -------         -------
   Total Gross Profit               $1,436            $827

   Gross Profit Product %               31%             21%
   Gross Profit Subcontract %
                                        22%             21%
   Gross Profit Service %               32%             28%
                                    -------         -------
   Total Gross Profit %                 31%             23%

Revenues

The Company's product revenues during the three months ended December 31, 2002 were $3,292,000 as compared to $2,188,000 for the prior year period. Product revenues increase 50% in 2002 compared to the same period of 2001, which was impacted by the general slowdown in economic activity in the Company's principal markets, New York City and Dallas and from the events of September 11th which delayed work on several projects involving New York City Transit Authority and reduced tenant revenue as tenants relocated out of New York City or consolidated into existing space uptown. The product revenue improvement in 2002 is related to the New York City market area from the following: 1) release of projects that have been delayed by the events of September 11th, 2) from a gradual improvement in tenant activity, 3) higher sales of railcar communication products. However we have not seen similar improvement in our Dallas, Texas market area which still has not recovered from the slowdown in economic activity. Accordingly, we have implemented certain cost reduction initiatives in that market area while we continue to quote business aggressively.

Subcontract revenue increased during the current three month period to $271,000 from $234,000 in the comparable prior year period. The increase reflects electrical installation on more projects during the 2002 period.

Service revenue decreased during the current three month period to $1,075,000 from $1,116,000 in the comparable prior year period. The decrease reflects lower call-in maintenance service on fire systems. The 2001 three month period benefited from the need for replacement parts in certain buildings effected by contamination from the events of September 11th.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit

Gross profit on product revenues for the three months ended December 31, 2002, more than doubled to $1,028,000 as compared to $464,000 in the comparable prior year period. The improvement in absolute gross margin is primarily due to increased sales (noted above) and related gross margin. The improvement in gross margin percentage in 2002 to 31% compared to 21% in 2001 reflects the benefit of higher sales without a similar increase in overhead cost. While certain personnel were added to expand product sales, the majority of these overheads were relatively fixed in nature and therefore higher sales contributed to an increase in the gross margin percentage. In contrast, the 2001 period saw a lower gross margin which was caused by the events of September 11th and from the slowdown in economic activity.

Gross profit related to subcontract revenues for the three months ended December 31, 2002 increased in absolute terms as the Company was responsible for electrical installation on several fire alarm projects in 2002. Also, the gross profit percentage was lower during the three months ended December 31, 2001 as one project was contracted for sale at a lower than normal mark up during that period.

Gross profit on service revenues for the three months ended December 31, 2002 increased in spite of the decrease in call in service revenues. The call-in service during 2002 did not require as much replacement parts as the prior year period and therefore the 2002 period saw an improvement in both gross margin and the gross margin percentage.

Income Before Tax

The improvement in income before income taxes during the three months ended December 31, 2002 is primarily due to the increase in gross margin caused by higher product revenues, from improved margins due to the relative fixed nature of certain overhead costs (noted above), and from higher gross margin from subcontract and services revenues. Partially offsetting the improvement in income before income taxes was an increase of 8% in selling, general and administrative expenses to support higher product sales and expand product territory. Favorably affecting income before income taxes were declines in interest expense (56%) due to lower interest rates and lower borrowing levels for the three months ending December 31, 2002.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes Deferred taxes represent the net change in deferred tax assets and non current deferred tax liability as it related to certain timing differences of book and tax deductions.

Order Position

The Company's order position, excluding service, at December 31, 2002 increased to $12,620,000 as compared to $12,105,000 at September 30, 2002 and $9,065,000 at December 31, 2001. The increase in order position since September 30, 2002 reflects recent large new orders received for several subway complexes which will be deliverable over several years as the projects are released. In addition, the backlog includes $2.0 million of recent orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 21 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and

2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

Item 3.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-QSB, our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15(d) promulgated under the Securities Exchange Act of 1934 are effective.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

   (a)  Exhibits

      99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  Reports on Form 8-K

   No Reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNERGX SYSTEMS INC
                                          (Registrant)


                                                   /s/ John A. Poserina
                                          ------------------------------
                                           John A. Poserina,
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer), Secretary
                                           And Director
Date:  February 14, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Daniel S. Tamkin, Chief Executive Officer, and John A. Poserina, Chief Financial Officer of Synergx Systems certify that:

     1. We have reviewed this quarterly report on Form 10-QSB of Synergx Systems Inc.;

     2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designated such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a dated within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 14, 2003

         /s/ Daniel S. Tamkin
         --------------------
         Daniel S. Tamkin
         Chief Executive Officer

         /s/ John A. Poserina
         -----------------------
         John A. Poserina
         Chief Financial Officer
         (Principal Financial and Accounting
         Officer), Secretary and Director