Form 10QSB
period 2003-03-31
FIRETECTOR INC
filed 2003-05-14
CIK 823130

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended           March 31, 2003
                                                    --------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from           to

             Commission file number                0-17580
                                                   -------

                              SYNERGX SYSTEMS INC.
                          (formerly, Firetector, Inc.)
        (Exact name of small business issuer as specified in its charter)

               Delaware                                  11-2941299
---------------------------------------             -----------------------
(State or jurisdiction of incorporation or        (IRS employer identification
organization)                                            Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2003, 1,874,425 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes[    ]    No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                 Page

  Item 1.  Financial Statements.

  Condensed Consolidated Balance Sheet at March 31, 2003

  Condensed Consolidated Statements of Operations for the Three Month
       Periods Ended March 31, 2003 and 2002

  Condensed Consolidated Statements of Operations for the Six Month
       Periods Ended March 31, 2003 and 2002

 Condensed Consolidated Statements of Cash Flows for the Six Month
       Periods Ended March 31, 2003 and 2002

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

  Signatures

                         Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                       March 31,
                                                                         2003
                                                                     -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $  222,125
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $421,405                                4,362,737
  Inventories                                                         2,886,545
  Deferred taxes                                                        335,800
  Prepaid expenses and other current assets                             640,615
                                                                     -----------
    TOTAL CURRENT ASSETS                                              8,447,822
                                                                     -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,313,942              400,966

OTHER ASSETS                                                            164,368

                                                                     -----------
    TOTAL ASSETS                                                     $9,013,156
                                                                     ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                     March 31,
                                                                                       2003
                                                                                   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - principally to related party                                    $   63,672
   Accounts payable and accrued expenses                                            2,723,549
   Deferred revenue                                                                   417,955
   Current portion of capital lease obligations                                        21,877
                                                                                   -----------
    TOTAL CURRENT LIABILITIES                                                       3,227,053


   Note payable to bank                                                               884,503
   Notes payable - principally to related party, less current portion                  38,623
   Capital lease obligations, less current portion                                     33,380
   Deferred taxes                                                                      11,600
                                                                                   -----------
    TOTAL LIABILITIES                                                               4,195,159
COMMITMENTS AND CONTINGENCIES                                                      -----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 1,874,425 shares                                 1,874
  Capital in excess of par                                                          5,523,063
  Accumulated Deficit                                                                (706,940)
                                                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                                                          4,817,997
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $9,013,156
                                                                                   ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the  Three Months Ended March 31,
                                                            2003                           2002
                                                         -----------                    -----------
Product sales                                            $3,513,724                     $2,095,118
Subcontract sales                                           172,284                        400,979
Service revenue                                           1,102,756                      1,152,740
                                                         -----------                    -----------
Total revenues                                            4,788,764                      3,648,837
                                                         -----------                    -----------


Cost of product sales                                     2,271,933                      1,299,996
Cost of subcontract sales                                   145,194                        331,578
Cost of service                                             782,136                        825,042
Selling, general and administrative                       1,406,716                      1,321,101
Interest expense                                             17,274                         25,970
Depreciation and amortization                                42,896                         44,142
                                                         -----------                    -----------
                                                          4,666,149                      3,847,829
                                                         -----------                    -----------
Income (loss) before provision for (benefit from)
  income taxes                                              122,615                       (198,992)
                                                         -----------                    -----------
Provsion for (benefit from) income taxes:
   Current                                                   64,000                        (51,000)
   Deferred                                                  (3,000)                       (28,000)
                                                         -----------                    -----------
                                                             61,000                        (79,000)

                                                         -----------                    -----------
Net Income (loss)                                            61,615                       (119,992)
                                                         ===========                    ===========
Earnings per common share
  Basic earnings (loss) per share                             $0.03                         ($0.07)
                                                              =====                          =====
  Diluted earnings (loss) per share                           $0.03                         ($0.07)
                                                              =====                          =====

Weighted average number of common shares outstanding      1,874,425                      1,704,425

Weighted average number of common and dilutive
  common shares outstanding                               2,125,392                      1,704,425


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   For the Six Months Ended March 31,
                                                                                   2003                           2002
                                                                                -----------                    -----------
Product sales                                                                   $6,805,029                     $4,283,034
Subcontract sales                                                                  443,183                        635,402
Service revenue                                                                  2,178,071                      2,269,132
                                                                                -----------                    -----------
Total revenues                                                                   9,426,283                      7,187,568
                                                                                -----------                    -----------


Cost of product sales                                                            4,535,416                      3,023,742
Cost of subcontract sales                                                          355,708                        518,391
Cost of service                                                                  1,509,897                      1,626,247
Selling, general and administrative                                              2,735,859                      2,553,875
Interest expense                                                                    27,392                         48,888
Depreciation and amortization                                                       87,574                         87,012

                                                                                -----------                    -----------
                                                                                 9,251,846                      7,858,155
                                                                                -----------                    -----------
Income (loss) before provision for
  (benefit from) income taxes                                                      174,437                       (670,587)
                                                                                -----------                    -----------
Provision for (benefit from) income taxes:
   Current                                                                          88,000                       (195,000)
   Deferred                                                                          3,000                        (75,000)
                                                                                -----------                    -----------
                                                                                    91,000                       (270,000)

                                                                                -----------                    -----------
Net Income (Loss)                                                               $   83,437                     $ (400,587)
                                                                                ===========                    ===========
Earnings Per Common Share
  Basic Earnings (Loss) Per Share                                                    $0.04                         ($0.24)
                                                                                     =====                          =====
  Diluted Earnings (Loss) Per Share                                                  $0.04                         ($0.24)
                                                                                     =====                          =====

Weighted average number of common shares outstanding                             1,874,425                      1,704,425

Weighted average number of common and dilutive
   common shares outstanding                                                     2,057,633                      1,704,425


See accompanying Notes to the Condensed Consolidated Financial Statements

                SYNERGX SYSTEMS INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                                   For the Six Months Ended March 31,
                                                                                   2003                           2002
                                                                                ----------                     ----------
OPERATING ACTIVITIES
Net income (loss)                                                               $  83,437                      $(400,587)
 Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                             87,574                         87,012
         Deferred tax                                                               3,000                        (75,000)
         Provision for doubtful accounts                                          (17,483)                         7,898
  Changes in operating assets and liabilities:
  Accounts receivable                                                             684,366                      1,214,905
  Inventories                                                                    (449,349)                      (250,968)
  Prepaid expenses and other current assets                                      (246,335)                      (362,729)
  Other assets                                                                    (24,600)                        (7,492)
  Accounts payable and accrued expenses                                            65,048                       (572,126)
  Deferred revenue                                                                (27,885)                        45,655
                                                                                ----------                     ----------
NET CASH  PROVIDED BY (USED IN) OPERATING ACTIVITIES                              157,773                       (313,432)
                                                                                ----------                     ----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                            (102,013)                       (36,479)
                                                                                ----------                     ----------
NET CASH USED IN INVESTING ACTIVITIES                                            (102,013)                       (36,479)
                                                                                ----------                     ----------
FINANCING ACTIVITIES

  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations                             (80,362)                       (92,620)
  Proceeds from revolving line of credit and notes payable                         46,526                        368,439
                                                                                ----------                     ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (33,836)                       275,819
                                                                                ----------                     ----------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              21,924                        (74,092)

Cash and cash equivalents at beginning of period                                  200,201                        298,420
                                                                                ----------                     ----------
Cash and cash equivalents at end of period                                      $ 222,125                      $ 224,328
                                                                                ==========                     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                                  15,158                        150,154
     Interest                                                                      29,421                         48,887

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the months ended March 31, 2003 and 2002, the Company incurred no capital lease obligations for the acquisition of equipment.

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (formerly Firetector Inc.) ("Synergx" or "the Company") and
Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2002.

At the annual meeting of Firetector Inc stockholders held on May 22, 2002, stockholders voted to amend the Company's Certificate of Incorporation to change Firetector's name to SYNERGX SYSTEMS INC.

2. REVENUE RECOGNITION

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at March 31, 2003 and 2002 and have been included in accounts receivable. There was no billing in excess of costs and estimated profits at March 31, 2003 and 2002.


Subcontract sales principally represents revenue related to electrical installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation. Subcontract revenue is also recognized during the entire project using the percentage-of-completion method of accounting as electrical installation is performed at the job site.

Service revenue from separate maintenance contracts is recognized on a straight-line basis over the terms of the respective contract, which is generally one year. Non-contract service revenue is recognized when services are performed.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)


3. INVENTORY

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

4. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Massachussetts, (the "Credit Facility"). The Credit Facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (4.25% at March 31, 2003) plus 1/4% on outstanding balances. At March 31, 2003, $884,503 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit Company of Boston had modified the requirement of one of the ratios. At March 31, 2003, the Company was not in default of any of its covenants as a result of this modification.

5. RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)

6. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options and warrants.

                                              Three Months ended March 31,            Six Months ended March 31,
Basic EPS Computation                          2003                2002                 2003              2002
                                           -------------------------------          -----------------------------
 Net Income (Loss) available to common
  stockholders                            $   61,615          $ (119,992)          $   83,437        $ (400,587)
 Weighted average outstanding shares       1,874,425           1,704,425            1,874,425         1,704,425
   Basic EPS (Loss)                             $.03               $(.07)                $.04             $(.24)
                                                ====               ======                ====             ======



Diluted EPS Computation                       Three Months ended March 31,            Six Months ended March 31,
                                               2003                2002                 2003              2002
                                           -------------------------------          -----------------------------
 Net Income (Loss) available to common
  stockholders                            $   61,615          $ (119,992)          $   83,437        $ (400,587)
                                          ==========          ===========          ==========        ===========

 Weighted-average shares                   1,874,425           1,704,425            1,874,425         1,704,425
                                          -----------         -----------          -----------       -----------
  Plus:  Incremental shares from
          assumed conversions

       Employee Stock Options*                48,067                                   37,064
       Warrants*                             202,900                                  146,144
                                             --------                                 -------

    Dilutive potential common shares         250,967              N/A                 183,208             N/A
                                             --------         -----------             -------             ---
    Adjusted weighted average shares       2,125,392           1,704,425            2,057,633         1,704,425
                                           ----------         -----------           ----------        ---------

    Diluted EPS (Loss)                          $.03               $(.07)                $.04             $(.24)
                                                ====               ======                ====             ======

*Warrants and options (for 310,000 and 103,458 shares of common stock, respectively) were antidilutive for the three and six month period ended March 31, 2002 and therefore not included in the above calculation.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)

7. OTHER EVENTS

In January 2003, the Company signed two letters of intent to acquire minority interest in two technology limited partnerships in partnership with Nafund Inc., a Toronto based private equity fund ("Nafund"). Certain terms in the letters of intent (including the warrant exercise price) have been subsequently modified and are reflected in the information below.

Nafund and Avante Security Inc. ("Avante") are finalizing the organization of an Ontario limited partnership known as Secure 724 L.P. ("Secure LP") to exploit the Secure 7-24 technology solution. Avante is a Canadian corporation which designs, develops and installs security systems and devices in Canada. Utilizing the wireless technology of the BlackBerry(TM) wireless handheld system developed by Research in Motion (RIM), Avante has developed the Secure 7-24 solution. The Secure 7-24 solution uses wireless technology to transmit alarm and other data from a secured site to the Avante Command Centre and to multiple RIM pagers or cellular phones. Applications include transit, security response vehicles, corporate facilities management, manufacturing, distribution, secured neighborhoods and residential owners.

The Company (through a special purpose Nova Scotia subsidiary) would acquire 25% of Secure LP's equity from Nafund in exchange for (a) 225,000 shares of Common Stock; (b) warrants to purchase 25,000 shares of Common Stock at $2.30 per share for 24 months; and (c) agreeing to provide secured loans of up to Cdn$300,000 (which was approximately $210,000 U.S. at March 31, 2003) to Secure LP pro rata with equity/loans to be provided by Nafund and tied to certain development milestones. Either the Company and/or Nafund can elect not to provide all or any part of the above funding (regardless of whether the milestones are attained). If milestones are attained and either the Company and/or Nafund elects not to provide all or part of the above funding it would have its equity reduced based on a formula. If Nafund elects not to provide any of its required funding and/or Secure LP goes into bankruptcy, liquidates or otherwise ceases operation, Nafund will return to the Company 50,000 shares of Common Stock ($90,000) and 50% of Nafund's residual equity in Secure LP.

Nafund is organizing Re:Port Business Solution ("Re:Port"). Re:Port is a provider of software to the independent international investment counseling, portfolio management and brokerage community. Located in Toronto, Ontario, Re:Port software links external or outsourced trading, custodian, broker and bank systems to internal diverse security and asset management system and contact information systems and electronic filing and documentation systems. Utilizing the software and systems it has developed which are scaleable and able to provide cost-effective solutions, Re:Port and Nafund will organize a new entity to offer the types of back office services that have previously been available only to the largest investment counselors and money managers. Re:Port would secure a contract to provide such services to a Toronto based investment management firm which will hold equity in Re:Port. One of Synergx's Directors is the principal in Re:Port. Synergx would acquire 25% of the Class B Participating Units (Class B Participating Units will receive distributions of all free cash flow after the Class A Units have been redeemed) in exchange for (i) 175,000 shares of Common Stock and (ii) warrants to purchase 25,000 shares of Common Stock at $2.30 per share for 24 months.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)

7. OTHER EVENTS

The Company's stockholders approved both of these transactions at the Annual Meeting of Stockholders held on March 26, 2003. The transactions were submitted to the Annual Meeting of Stockholders inasmuch as two Directors of the Company, Messrs. Litwin and Dalrymple are Directors of Nafund. Mr. Litwin is the President and is negotiating to acquire the equity of Nafund. Mr. Dalrymple is the principal of NSC Holdings, a Toronto based financial services group that would have a significant interest in and manage Re:Port. Messr Litwin and Dalrymple have recused themselves from the vote by the Board of Directors that approved these transactions.

There can be no assurance that the investments described immediately above will be consummated or that said investments will prove to be profitable to Synergx. The Re:Port transaction is subject to the completion of a due diligence investigation and the negotiation and execution of definitive documentation satisfactory to Synergx; until said investigation and definitive documentation is completed and executed, Synergx's Board of Directors retains the right to withdraw from the transaction.

8. NEW ACCOUNTING PRONOUNCEMENT

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123 ("SFAS 123"), Accounting for Stock -Based Compensation, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25. The Company will continue to account for stock based compensation according to APB Opinion No. 25. The adoption of SFAS 148 did not have an impact on net income or proforma net income applying the fair value method as the Company did not have stock based compensation for the six months ended March 31, 2003 or 2002.

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

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit had modified the requirements for one of these ratios. At March 31, 2003, the Company was not in default with any of its financial covenants as a result of this modification and at such time owed $884,503 under the Credit Facility.

Net cash provided by operations for the six months ended March 31, 2003 amounted to $157,773 as compared to cash being (used) by operations of $313,432 for the comparable prior year period. The primary reason for the increase in cash being provided by operations was due to $174,437 of income before taxes in 2003 compared to a loss before income taxes of $670,587 in 2002. While the net change in operating assets and liabilities was a slight improvement during 2003, inventory increased due to purchases being made ahead of requirements in order to obtain special purchase price discounts from a vendor and prepaid expenses increased due to significantly higher insurance premiums for property and general liability coverage. These increases were partially funded by an increase to accounts payable and accrued expenses. The net cash inflow of $157,773 from operations during 2003 was used to purchase equipment and to pay down debt obligations.

The ratio of the Company's current assets to current liabilities decreased to approximately 2.62 to 1 at March 31, 2003 compared to 2.67 to 1 at March 31, 2002. The decrease in the current ratio is due to an increase in 2003 of inventory related to purchases being made ahead of schedule (to obtain special purchase price discounts) that were funded by an increase in accounts payable. The decrease in current ratio was also caused by a significant increase in prepaid insurance premiums (property and general liability) that were also partially funded by an increase in accounts payable. In addition, the decrease in the current ratio was caused by an improvement in cash flow since March 31, 2002 (due to the return to profitable operations) being used to reduce bank borrowing by an additional $763,000 at March 31, 2003. Working capital stayed at a high level of $5.2 million at March 31, 2003 compared to $5.6 million at March 31, 2002 even though cash was used to reduce bank borrowing to $884,503 at March 31, 2003.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues and Gross Profit

                                       Three Months Ended      Six Months Ended
                                             March 31,               March 31,
                                         2003       2002        2003       2002
                                         ----       ----        ----       ----
                                              (In thousands of dollars)

Product Revenue                         $3,514     $2,095     $6,805     $4,283
Subcontract Revenue                        172        401        443        635
Service Revenue                          1,103      1,153      2,178      2,269
Total Revenue                            4,789      3,649      9,426      7,187

Gross Profit Product                     1,242        795      2,270      1,259
Gross Profit Subcontract                    27         69         87        117
Gross Profit Service                       321        328        668        643
Total Gross Profit                       1,590      1,192      3,025      2,019

Gross Profit Product %                      35%        38%        33%        29%
Gross Profit Subcontract %                  16%        17%        20%        18%
Gross Profit Service %                      29%        28%        31%        28%

Revenues

The Company's product revenues during the three and six months ended March 31, 2003 increased from the comparable prior year periods, representing increases of 68% and 59% for the respective periods. These increases in product revenues resulted from a gradual improvement in economic activity in the Company's principal New York City market. The prior year periods were impacted by the events of September 11th which delayed work on several projects involving New York City Transit Authority and reduced tenant revenue as tenants relocated out of New York City or consolidated into existing space uptown. The product revenue improvement in 2003 is primarily related to the New York City market area and relates to the following: 1) release of projects that have been delayed by the events of September 11th, 2) from a gradual improvement in tenant activity, 3) higher sales of railcar communication products as we begin to see the release of new orders for shipment. Product revenues in our Dallas, Texas market area for the three and six month periods were significantly below 2002 levels. Management believes the Dallas, Texas market has not recovered from the slowdown in economic activity and, accordingly, we have implemented certain cost reduction initiatives in that market area while we continue to quote business aggressively.

Subcontract revenue decreased during the current three and six month periods as the Company was responsible for a smaller amount of electrical installation as one large fire alarm project was completed and another was at a reduced level of activity in 2003.

Service revenues decreased during the current three and six month periods. The decrease in both periods is primarily related to lower call-in maintenance service and material for fire systems.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit on product revenues for the three months and six months ended March 31, 2003, increased 56% and 80% from the respective prior year periods. The increase in absolute gross profit during both periods is primarily related to higher product sales (noted above) and related gross margin However, the decrease in gross profit percentage during the current three month period reflects a larger portion of sales from railcar products that carries a lower gross margin. The increase in gross profit percentage during the current six month period is due to the effect of higher sales in which to absorb certain fixed overhead costs.

Gross profit related to subcontract revenues for the three and six months ended March 31, 2003 decreased in absolute terms as the Company was responsible for a smaller amount of electrical installation as one fire alarm project was completed in 2003 and another was at a reduced level. However, the gross profit percentage was lower during the three months of 2003 as one project was contracted for sale at a lower than normal mark up.

Gross profit on service revenues for the three months ended March 31, 2003 decreased due to the decrease in service revenues. Gross profit on service revenues increased during the six months ended March 31, 2003 as call in service did not require as much replacement parts as the prior year period and therefore the six months 2003 period saw an improvement in both gross margin and gross margin percentage.

Income Before Tax

The improvement in income before income taxes during the three and six months ended March 31, 2003 is primarily due to the increase in gross profit caused by higher product revenues and from improved margins due to the relative fixed nature of certain overhead costs (noted above). This improvement in product gross profit was mitigated by lower gross profit from subcontract revenues. Partially offsetting the improvement in overall gross profit was an increase in selling, general and administrative expenses (6% and 7% during the three and six months of 2003, respectively) to support higher product sales and expand product territory. Favorably affecting income before income taxes were declines in interest expense (33% and 44% for the three and six months of 2003, respectively) due to lower interest rates and lower borrowing levels during the 2003 periods.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and non current deferred tax liability as it related to certain timing differences of book and tax deductions.

Order Position

The Company's order position, excluding service, at March 31, 2003 increased to $14,100,000 as compared to $12,105,000 at September 30, 2002 and $13,300,000 at
March 31, 2002. The increase in order position since September 30, 2002 reflects recent large new orders received for several subway complexes which will be deliverable over several years as the projects are released. In addition, the backlog includes $2.0 million of orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 18 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.


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

                  Not applicable

Item 3.  Defaults Upon Senior Securities.

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Registrant's Annual Meeting of Stockholders was held on March 26, 2003. At the meeting, Stockholders considered and voted upon:

(1)  the election of seven (7) directors to Synergx's Board of Directors,

(2) the investment in 25% of the equity of Avante Technology Partners, a Canadian partnership ("Tech") being organized to develop and market state-of-the-art wireless technology, from Nafund Inc. ("Nafund") in exchange for (i) 225,000 shares of Common Stock; (ii) warrants to purchase 25,000 shares of Common Stock at $2.00 per share for 24 months and (iii) agreeing to provide secured loans up to Cdn$300,000 to Tech against the satisfaction of certain development milestsones. (See Note 7 to the unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2003)

(3) the investment in 25% of the Class B Participating Units of Re:Port Business Solutions ("Re:Port") from Nafund in exchange for (i) 175,000 shares of Common Stock and (ii) warrants to purchase 25,000 of Common Stock at $2.00 per share for 24 months. (See Note 7 to the unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2003)

(4) Appointment of Marcum & Kliegman LLP as Synergx's independent auditors for the fiscal year ending September 30, 2003.



     The seven nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.


  MATTER                              FOR             AGAINST      ABSTAINED
 Daniel Tamkin                       996,755           3,202            0
 John Poserina                       996,755           3,202            0
 Henry Schnurbach                    996,755           3,202            0
 Joseph Vitale                       996,755           3,202            0
 Dennis McConnell                    996,755           3,202            0
 J Ian Dalrymple                     996,755           3,202            0
 Mark I. Litwin                      996,755           3,202            0

 Avante Technology Partners          996,054           3,903            0
 Re:Port Business Solutions          995,962           3,995            0

 Auditors                            997,388           2,569            0



Item 5.   Other Information.

        None

Item 6.  Exhibits and Reports on form 8-K.

 (a)  Exhibits

    99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

    No Reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNERGX SYSTEMS INC
                                     (Registrant)


                                     /s/ John A. Poserina
                                     ------------------------------
                                      John A. Poserina,
                                      Chief Financial Officer
                                      (Principal Accounting and
                                      Financial Officer), Secretary
                                      And Director
Date:  May 14, 2003

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    May 14, 2003

         /s/ Daniel S. Tamkin                /s/ John A. Poserina
         ---------------------               -----------------------
         Daniel S. Tamkin                    John A. Poserina
         Chief Executive Officer             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer), Secretary and Director