Form 10QSB/A
period 2003-03-31
SYNERGX SYSTEMS INC
filed 2003-06-25
CIK 823130

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

     1. I have reviewed this amended quarterly report on Form 10-QSB/A of Synergx Systems Inc.;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to May 14, 2003 (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    June 25, 2003

                                 /s/ Daniel S. Tamkin
                                ---------------------
                                Daniel S. Tamkin
                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, John A. Poserina, Chief Financial Officer of Synergx Systems Inc. certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB/A of Synergx Systems Inc.;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to May 14, 2003 (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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