Form 10QSB
period 2003-06-30
SYNERGX SYSTEMS INC
filed 2003-08-13
CIK 823130

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended      June 30, 2003
                                              -------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from        to

             Commission file number       0-17580
                                         -------

                              SYNERGX SYSTEMS INC.
                          (formerly, Firetector, Inc.)
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   11-2941299
 ------------------------------------        -----------------------------------
(State or jurisdiction of incorporation     (IRS employer identification Number)
 or organization)


                  209 Lafayette Drive, Syosset, New York 11791
               (Address of Principal Executive Offices) (Zip code)


                                 (516) 433-4700
                           ---------------------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2003, 4,048,850 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes[    ] No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                             Page

    Item 1.  Financial Statements.

    Condensed Consolidated Balance Sheet at June 30, 2003                 3

    Condensed Consolidated Statements of Operations for the Three Month
         Periods Ended June 30, 2003 and 2002                             5

    Condensed Consolidated Statements of Operations for the Nine Month
         Periods Ended June 30, 2003 and 2002                             6

    Condensed Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended June 30, 2003 and 2002                             7

    Notes to Condensed Consolidated Financial Statements                  8

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    13

    Item 3.   Controls and Procedures                                    17

Part II - Other Information

    Item 1.  Legal Proceedings.                                          18

    Item 2.  Changes in Securities.                                      18

    Item 3.  Defaults Upon Senior Securities.                            18

    Item 4.  Submission of Matters to a Vote of Security Holders.        18

    Item 5.  Other Information.                                          19

    Item 6.  Exhibits and Reports on Form 8-K                            19

    Signatures                                                           20

                         Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                      June 30,
                                                                        2003
                                                                     -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $   140,381
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $421,405                                5,319,065
  Inventories                                                         2,841,731
  Deferred taxes                                                        335,800
  Prepaid expenses and other current assets                             452,488
                                                                     -----------
TOTAL CURRENT ASSETS                                                  9,089,465
                                                                     -----------

PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,343,434              400,336

OTHER ASSETS                                                            622,518




                                                                    ------------
TOTAL ASSETS                                                        $10,112,319
                                                                    ============

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                       June 30,
                                                                         2003
                                                                      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - principally to related party                     $    61,732
   Accounts payable and accrued expenses                              2,694,641
   Deferred revenue                                                     503,015
   Current portion of capital lease obligations                          20,590
                                                                     -----------
 TOTAL CURRENT LIABILITIES                                            3,279,978



   Note payable to bank                                               1,446,988
   Notes payable - principally to related party, less
    current portion                                                      52,553
   Capital lease obligations, less current portion                       28,640
   Deferred taxes                                                        11,600
                                                                     -----------
TOTAL LIABILITIES                                                     4,819,759
COMMITMENTS AND CONTINGENCIES                                        -----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 4,048,850 shares                   4,048
  Capital in excess of par                                            5,953,380
  Accumulated deficit                                                  (664,868)
                                                                     -----------
TOTAL STOCKHOLDERS' EQUITY                                            5,292,560
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $10,112,319
                                                                     ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the  Three Months Ended June 30,
                                                                  2003                      2002
                                                              -----------               -----------
Product sales                                                $ 3,442,433               $ 2,838,862
Subcontract sales                                                 65,250                   621,850
Service revenue                                                1,150,175                 1,170,698
                                                              -----------               -----------
Total revenues                                                 4,657,858                 4,631,410
                                                              -----------               -----------

Cost of product sales                                          2,280,600                 1,917,786
Cost of subcontract sales                                         59,736                   506,063
Cost of service                                                  810,267                   772,148
Selling, general and administrative                            1,367,466                 1,349,167
Interest expense                                                  20,191                    23,621
Depreciation and amortization                                     43,530                    44,143
                                                              -----------               -----------
                                                               4,581,790                 4,612,928
                                                              -----------               -----------
Income before provision for
  income taxes                                                    76,068                    18,482
                                                              -----------               -----------
Provsion for income taxes:
   Current                                                        34,000                    18,300
   Deferred                                                            -                   (11,300)
                                                              -----------               -----------
                                                                  34,000                     7,000

                                                              -----------               -----------
Net Income                                                   $    42,068               $    11,482
                                                              ===========               ===========
Earnings per common share
  Basic earnings per share                                        $ 0.01                     $ nil
                                                                   =====                       ===
  Diluted earnings per share                                      $ 0.01                     $ nil
                                                                   =====                       ===

Weighted average number of common shares outstanding           3,851,048                 3,408,850

Weighted average number of common and dilutive
  common shares outstanding                                    4,519,456                 3,668,654


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Nine Months Ended June 30,
                                                            2003                           2002
                                                        -----------                    -----------
Product sales                                          $10,247,462                    $ 7,121,896
Subcontract sales                                          508,433                      1,257,252
Service revenue                                          3,328,246                      3,439,830
                                                        -----------                    -----------
Total revenues                                          14,084,141                     11,818,978
                                                        -----------                    -----------


Cost of product sales                                    6,816,016                      4,941,528
Cost of subcontract sales                                  415,444                      1,024,454
Cost of service                                          2,320,164                      2,398,395
Selling, general and administrative                      4,103,325                      3,903,042
Interest expense                                            47,583                         72,509
Depreciation and amortization                              131,104                        131,155
                                                        ----------                     -----------
                                                        13,833,636                     12,471,083
                                                        -----------                    -----------
Income (loss) before provision for
  (benefit from) income taxes                              250,505                       (652,105)
                                                        -----------                    -----------
Provision for (benefit from) income taxes:
   Current                                                 122,000                       (176,700)
   Deferred                                                  3,000                        (86,300)
                                                        -----------                    -----------
                                                           125,000                       (263,000)

                                                        -----------                    -----------
Net Income (Loss)                                      $   125,505                    $  (389,105)
                                                        ===========                    ===========
Earnings Per Common Share
  Basic Earnings (Loss) Per Share                           $ 0.03                        $ (0.11)
                                                             ======                         ======
  Diluted Earnings (Loss) Per Share                         $ 0.03                        $ (0.11)
                                                             ======                         ======

Weighted average number of common shares outstanding     3,782,916                      3,408,850

Weighted average number of common and dilutive
   common shares outstanding                             4,284,851                      3,408,850




See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the Nine Months Ended June 30,
                                                                    2003                     2002
                                                                  ---------               ----------
OPERATING ACTIVITIES
Net income (loss)                                                $ 125,505               $ (389,105)
 Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                             131,104                  131,155
         Deferred tax                                                3,000                  (86,000)
         Provision for doubtful accounts                            (7,483)                  33,898
  Changes in operating assets and liabilities:
  Accounts receivable                                             (281,962)               1,589,132
  Inventories                                                     (404,535)                (186,228)
  Prepaid expenses and other current assets                        (58,208)                (212,417)
  Other assets                                                     (64,288)                  (3,841)
  Accounts payable and accrued expenses                             36,140                 (816,088)
  Deferred revenue                                                  57,175                   12,265
                                                                  ---------               ----------
NET CASH  (USED IN) PROVIDED BY OPERATING ACTIVITIES              (463,552)                  72,771
                                                                  ---------               ----------
INVESTING ACTIVITIES
  Purchases of property and equipment                             (130,875)                 (35,808)
                                                                  ---------               ----------
NET CASH (USED IN) INVESTING ACTIVITIES                           (130,875)                 (35,808)
                                                                  ---------               ----------
FINANCING ACTIVITIES

  Principal payments on revolving line of credit, long-term
    debt, notes payable and capital lease obligations             (122,676)                (190,536)
  Proceeds from revolving line of credit and notes payable         657,283                   30,729

                                                                  ---------               ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                534,607                 (159,807)
                                                                  ---------               ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (59,820)                (122,844)

Cash and cash equivalents at beginning of period                   200,201                  298,420
                                                                  ---------               ----------
Cash and cash equivalents at end of period                       $ 140,381               $  175,576
                                                                  =========               ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                $  67,476               $  151,234
     Interest                                                    $  48,511               $   76,993

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2003 and 2002, the Company incurred no capital lease obilgations for the acquisition of equipment.

In the quarter ended June 30, 2003, Synergx purchased from Nafund Inc. a 24.99% investment in Secure 724 in exchange for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock, with an aggragate market value of $432,500, which is included in OTHER ASSETS (See Note 7)

See accompanying Notes to the Condensed Consolidated Financial Statements.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (formerly Firetector Inc.) ("Synergx" or "the Company") and
Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2002.

2. REVENUE RECOGNITION

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at June 30, 2003 and 2002 and have been included in accounts receivable. Billing in excess of costs and estimated profits was $42,000 at June 30, 2003 and is included in deferred revenue (principally unearned service revenue); there was none at June 30, 2002.

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

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)


3. INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

4. LONG TERM DEBT

The Company has a revolving Credit Facility with Citizens Business Credit Company of Boston, Massachussetts, (the "Credit Facility"). The Credit Facility provides for a $3,000,000 revolving line of credit which expires in December 2004. The Credit Facility provides for interest at prime rate (4.00% at June 30, 2003) plus 1/4% on outstanding balances. At June 30, 2003, $1,446,988 was outstanding under this facility. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit Company of Boston had modified the requirement of one of the ratios. At June 30, 2003, the Company was not in default of any of its covenants as a result of this modification.

5. RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2003

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

                                                Three Months ended June 30,            Nine Months Ended June 30,
Basic EPS Computation                             2003              2002              2003               2002
                                               -----------------------------      -------------------------------
Net Income (Loss) available to common
    stockholders                              $   42,068        $   11,482         $  125,505         $ (389,105)
Weighted average outstanding shares            3,851,048         3,408,850          3,782,916          3,408,850
  Basic EPS (Loss)                                  $.01           $ nil                 $.03              $(.11)
                                                    ====           =====                 ====              ======


Diluted EPS Computation                         Three Months ended June 30,            Nine Months ended June 30,
                                                  2003              2002              2003               2002
                                             -------------------------------            -------------------------------
Net Income (Loss) available to common
     stockholders                             $   42,068        $   11,482         $  125,505         $ (389,105)
                                                 =======          ========          =========          ==========

Weighted-average shares                        3,851,048         3,408,850          3,782,916          3,408,850
                                               ---------         ---------          ---------          ---------
   Plus:  Incremental shares from
               assumed conversions

          Employee Stock Options*                122,795            61,404             96,135
          Warrants*                              545,613           198,400            405,800
                                                 -------           -------            -------
    Dilutive potential common shares             668,408           259,804            501,935
                                                 -------           -------            -------
N/A
    Adjusted weighted-average shares           4,519,456         3,668,654          4,284,851          3,408,850
                                               ---------         ---------          ---------          ---------

   Diluted EPS (Loss)                               $.01            $  nil               $.03              $(.11)
                                                   =====            ======              =====              ======


*50,000 warrants were anitidilutive in the nine month period ending June 30, 2003 and all warrants and options were antidilutive for the nine month period ended June 30, 2002 and therefore not included in the above calculation.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

7. INVESTMENT IN SECURE 724 L.P.

In connection with a letter of intent signed by the Company in January 2003, Nafund Inc., a Toronto based private equity fund ("Nafund") and Avante Security Inc. ("Avante") finalized the organization of an Ontario limited partnership known as Secure 724 L.P. ("Secure LP") to exploit the Secure 7-24 technology solution. Avante is a Canadian corporation which designs, develops and installs security systems and devices in Canada. Utilizing the wireless technology of the BlackBerry(TM) wireless handheld system developed by Research in Motion (RIM), Avante has developed the Secure 7-24 solution. The Secure 7-24 solution uses wireless technology to transmit alarm and other data from a secured site to the Avante Command Centre and to multiple RIM pagers or cellular phones. Applications include transit, security response vehicles, corporate facilities management, manufacturing, distribution, secured neighborhoods and residential owners.

On May 29, 2003, the Company (through a special purpose Nova Scotia subsidiary) acquired 25% of Secure LP's equity from Nafund in consideration of (a) 300,000 shares of Common Stock; (b) warrants to purchase 50,000 shares of Common Stock at $1.15 per share for 24 months; (c) agreeing to provide secured loans of up to Cdn$300,000 (which was approximately $220,000 U.S. at June 30, 2003) to Secure LP pro rata with equity/loans to be provided by Nafund and tied to certain development milestones and (d) 150,000 shares of Common Stock to be issued in the future upon Secure 724 satisfying the milestones and Nafund providing the funding. Either the Company and/or Nafund can elect not to provide all or any part of the above funding (regardless of whether the milestones are attained). If milestones are attained and either the Company and/or Nafund elects not to provide all or part of the above funding it would have its equity reduced based on a formula.

The 25% investment in Secure 724 L.P. for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock was valued at $432,500. This investment will be accounted for utilizing the equity method and is included in OTHER ASSETS. The underlying equity of this investment on the date of the transaction was approximately $78,000; resulting in goodwill of approximately $354,500; which will not be amortized but will be tested for impairment. For the period ending June 30, 2003, no adjustment to the equity investment was recorded because the initial operating loss of Secure 724LP was insignificant.

In connection with initial capital contribution per the partnership agreement, the Company advanced $25,000 to Secure LP in May 2003. The note payable in connection with this advance bears interest at a rate of 4% and matures in May 2006.

There can be no assurance that the investment in Secure 724 will be profitable.

8. OTHER EVENTS

In January 2003, the Company also signed a letters of intent to acquire minority interest in another technology limited partnerships in partnership with Nafund Inc., a Toronto based private equity fund ("Nafund").

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

8. OTHER EVENTS (Continued)

Under this agreement, Nafund would organize Re:Port Business Solution ("Re:Port"). Re:Port is a provider of software to the independent international investment counseling, portfolio management and brokerage community. Located in Toronto, Ontario, Re:Port software links external or outsourced trading, custodian, broker and bank systems to internal diverse security and asset management system and contact information systems and electronic filing and documentation systems. Utilizing the software and systems it has developed which are scaleable and able to provide cost-effective solutions, Re:Port and Nafund will organize a new entity to offer the types of back office services that have previously been available only to the largest investment counselors and money managers. Re:Port would secure a contract to provide such services to a Toronto based investment management firm which will hold equity in Re:Port. One of Synergx's Directors is the principal in Re:Port. Synergx would acquire 25% of the Class B Participating Units (Class B Participating Units will receive distributions of all free cash flow after the Class A Units have been redeemed) in exchange for (i) 350,000 shares of Common Stock and (ii) warrants to purchase 50,000 shares of Common Stock at $1.15 per share for 24 months.

The parties are negotiating modifications to the structure of the proposed Re:Port transaction and there can be no assurance that the investment in Re:Port described immediately above will be consummated or that it will prove to be profitable to Synergx. The Re:Port transaction is subject to the completion of a due diligence investigation and the negotiation and execution of definitive documentation satisfactory to Synergx; until said investigation and definitive documentation is completed and executed, Synergx's Board of Directors retains the right to withdraw from the transaction.

The Company's stockholders approved investment in Secure 247 LP and the Re:Port transaction at the Annual Meeting of Stockholders held on March 26, 2003. The transactions were submitted to the Annual Meeting of Stockholders inasmuch as two Directors of the Company, Messrs. Litwin and Dalrymple are Directors of Nafund. Mr. Litwin is the President of Nafund. Mr. Dalrymple is the principal of NSC Holdings, a Toronto based financial services group that would have a significant interest in and manage Re:Port. Messr Litwin and Dalrymple have recused themselves from the vote by the Board of Directors that approved these transactions.

9. STOCK SPLIT

On July 7, 2003, the Company's Board of Directors declared a 2-for-1 stock split of its outstanding stock. The stock split took the form of a dividend whereby the Company issued on July 25th to each shareholder of record at the close of business on July 18, 2003 one additional share for every share held on that date. The financial statements and footnotes have been adjusted to reflect this stock split.

10. NEW ACCOUNTING PRONOUNCEMENT

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123 ("SFAS 123"), Accounting for Stock -Based Compensation, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

10. NEW ACCOUNTING PRONOUNCEMENT (Continued)

in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25. The Company will continue to account for stock based compensation according to APB Opinion No. 25. The adoption of SFAS 148 did not have an impact on net income or proforma net income applying the fair value method as the Company did not have stock based compensation for the nine months ended June 30, 2003 or 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact that the adoption of SFAS No. 150 will have on its consolidated financial position or results of operations.

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

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios. Citizens Business Credit had modified the requirements for one of these ratios. At June 30, 2003, the Company was not in default with any of its financial covenants as a result of this modification and at such time owed $1,446,988 under the Credit Facility.

Net cash (used) by operations for the nine months ended June 30, 2003 amounted to $(463,552) as compared to cash being provided by operations of $72,771 for the comparable prior year period. The primary reason for cash being used by operations was due to an increase in working capital requirements from funding $2.3 million of higher sales in 2003 and higher inventory due to purchases being made ahead of requirements in order to obtain special purchase price discounts from a vendor and from increased prepaid expenses due to higher insurance premiums for property and general liability coverage. In addition, as of June 2003, certain payments of accounts payable where made in advance in order to obtain payment discounts. The net cash outflow of $(463,552) from operations during 2003 coupled with equipment purchases where funded by an increase in bank borrowing.

The ratio of the Company's current assets to current liabilities increased to approximately 2.77 to 1 at June 30, 2003 compared to 2.70 to 1 at June 30, 2002. The increase in the current ratio is due to an improvement in cash flow since June 30, 2002 due to the return to profitable operations and from an increase in 2003 of inventory related to purchases being made ahead of schedule (to obtain special purchase price discounts) that were funded by an increase in bank borrowing. Working capital increased to a high level of $5.8 million at June 30, 2003 compared to $5.2 million at June 30, 2002 while bank borrowing increased by only $207,000 since June 30, 2002.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues and Gross Profit

                                       Three Months Ended     Nine Months Ended
                                            June 30,                June 30,
                                       2003        2002      2003           2002
                                       ----        ----      ----           ----
                                               (In thousands of dollars)

Product Revenue                     $ 3,443     $ 2,839     $10,248     $ 7,122
Subcontract Revenue                      65         622         508       1,257
Service Revenue                       1,150       1,170       3,328       3,440
Total Revenue                         4,658       4,631      14,084      11,819

Gross Profit Product                  1,161         921       3,431       2,180
Gross Profit Subcontract                  5         116          93         233
Gross Profit Service                    340         398       1,008       1,043
Total Gross Profit                    1,506       1,435       4,532       3,455

Gross Profit Product %                   34%         32%         33%         31%
Gross Profit Subcontract %                8%         19%         18%         19%
Gross Profit Service %                   30%         34%         30%         30%

Revenues

The Company's product revenues during the three and nine months ended June 30, 2003 increased from the comparable prior year periods, representing increases of 21% and 44% for the respective periods. These increases in product revenue resulted from a gradual improvement in economic activity in the Company's principal New York City market. The prior year periods were impacted by the events of September 11th which delayed work on several projects involving New York City Transit Authority and reduced tenant revenue as tenants relocated out of New York City or consolidated into existing space uptown. The product revenue improvement in 2003 is primarily related to the New York City market area and relates to the following: 1) release of projects that have been delayed by the events of September 11th, 2) from a gradual improvement in tenant activity, 3) higher sales of railcar communication products as we begin to see the release of new orders for shipment. Product revenues in our Dallas, Texas market area for the three and nine month periods were significantly below 2002 levels. Management believes the Dallas, Texas market has not recovered from the slowdown in economic activity and, accordingly, we have implemented certain cost reduction initiatives in that market area while we continue to quote business aggressively. As a consequence, new order bookings improved and product sales for the three months ended June 30, 2003 increased over the two previous quarterly periods of fiscal 2003.

Subcontract revenue decreased during the current three and nine month periods as the Company was responsible for a smaller amount of electrical installation as one large fire alarm project was completed and another was at a reduced level of activity in 2003.

Service revenues decreased during the current three and nine month periods primarily due to lower call-in service and material for maintenance of fire alarm systems.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit on product revenues for the three months and nine months ended June 30, 2003, increased 26% and 57% from the respective prior year periods. The increase in absolute gross profit during both periods is primarily related to higher product sales (noted above) and related gross margin The increase in gross profit percentage during the current three and nine month periods is due to the effect of higher sales in which to absorb certain fixed overhead costs. In addition, the nine month period of 2003 benefited from certain purchase discounts received from a supplier.

Gross profit related to subcontract revenues for the three and nine months ended June 30, 2003 decreased in absolute terms as the Company was responsible for a smaller amount of electrical installation as one fire alarm project was completed in 2003 and another was at a reduced level. However, the gross profit percentage was lower during the three months of 2003 as one project was contracted for sale at a lower than normal mark up.

Gross profit from service revenues decreased during the three months ended June 30, 2003 due to lower call-in service revenue. The gross profit percentage was higher during the prior year period because of significantly higher call in maintenance service on fire alarm systems as replacement parts and service were needed in certain buildings affected by contamination from the events of September 11th. Gross profit on service revenues for the nine months ended June 30, 2003 decreased due to the lower call-in service revenue.

Income Before Tax

The improvement in income before income taxes during the three and nine months ended June 30, 2003 is primarily due to the increase in gross profit caused by higher product revenues and from improved margins due to the relative fixed nature of certain overhead costs (noted above). This improvement in product gross profit was mitigated by lower gross profit from subcontract revenues. Partially offsetting the improvement in overall gross profit was an increase in selling, general and administrative expenses (1% and 5% during the three and nine months of 2003, respectively) to support higher product sales and from higher insurance costs. Favorably affecting income before income taxes were declines in interest expense (15% and 34% for the three and nine months of 2003, respectively) due to lower interest rates during the 2003 periods and from lower borrowing levels during the nine month period of 2003.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and non current deferred tax liability as it related to certain timing differences of book and tax deductions.

Order Position

The Company's order position, excluding service, at June 30, 2003 increased to $14,800,000 as compared to $12,105,000 at September 30, 2002 and $14,700,000 at
June 30, 2002. This is a record backlog and the increase in order position since September 30, 2002, reflects recent large new orders received for several subway complexes which will be deliverable over several years as the projects are released and reflects recent increased new orders in

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

our Dallas, Texas market area. In addition, the backlog includes $1.8 million of orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 15 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

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

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     Not Applicable

Item 2.  Changes in Securities.

     In June 2003, in connection with the Secure 724 transaction noted in Item 6 below, the Company issued 300,000 shares of Common Stock pursuant to Section a 4(2) exemption from registration requirement of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.   Other Information.

Item 6.  Exhibits and Reports on form 8-K.

     (a) Exhibits

     31.1 Certification of Daniel S. Tamkin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.1 Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certifications  of Daniel S. Tamkin and John A.  Poserina  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     Reports on Form 8-K dated June 3, 2003 reported purchase of investment in Secure 724 L.P. from Nafund Inc. in consideration of the issuance by the Company of 300,000 shares of Common Stock and a warrant to purchase 50,000 shares of Common Stock at $1.15 per share for 24 months. The Company would also issue an additional 150,000 shares of Common Stock if certain development milestones are satisfied and would also provide Secure 724 L.P. with up to Cdn$300,000 of financing against satisfaction of certain development milestones.

Other

     The information in Item 2 and Item 6 regarding shares of Common Stock have been adjusted for a 2 for 1 stock split that took the form of a dividend that was distributed on July 25, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYNERGX SYSTEMS INC
                                        (Registrant)


                                                 /s/ John A. Poserina
                                        ------------------------------
                                            John A. Poserina,
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer), Secretary
                                            And Director
Date:  August 13, 2003