Form 10KSB
period 2003-09-30
SYNERGX SYSTEMS INC
filed 2003-12-24
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number 0-17580

                SYNERGX SYSTEMS INC (Formerly, Firetector Inc.)
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

State issuer's revenues for its most recent fiscal year: $19,814,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 18, 2003 was $6,220,176.

As of December 18, 2003, the Registrant had 4,681,144 shares of Common Stock outstanding.

Documents Incorporated by Reference: Definitive Proxy Statement to be filed.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

     Synergx Systems Inc. formerly known as Firetector inc. ("Synergx" or the "Company") is a Delaware corporation organized in October 1988 to acquire controlling interests in companies engaged in the design, manufacture, distribution, sale and servicing of fire, life safety security, energy management, intercom, audio-video communication and other systems. Reference to Synergx or the Company include operations of each of its subsidiaries except where the context otherwise requires. Synergx's business is conducted through subsidiaries the in New York City metropolitan area and Dallas, Texas.

     Synergx conducts its business in New York principally through Casey Systems Inc., its wholly owned subsidiary located in Long Island, New York ("Casey") and in Texas through General Sound (Texas) Company its wholly owned subsidiary in Dallas, Texas ("General Sound").

Synergx  Products

     Synergx designs, manufactures, markets and sells its own proprietary life safety and communication systems and also engineers, distributes, markets and sells systems and products manufactured by other parties. Synergx's proprietary product line features the COMTRAK 1720 and 2000 Life Safety Systems and the TELTRAK Communications System.

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

     COMTRAK 1720 and 2000 Systems are operating in approximately 100 buildings in New York City. Synergx has approvals from FM Approvals and various New York City agencies for the COMTRAK 1720 and COMTRAK 2000 System. Synergx has contracts or otherwise supports numerous additional buildings featuring third party systems. Casey is strategic partner with Edwards Systems Technology ("EST"), a leading manufacturer of fire and security systems.

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

Other Products

     In the past seven years Synergx has sought to diversify its product lines to establish a greater base to absorb product support, R & D and other overhead and to provide product and customer diversification. To that end, Synergx has augmented its established position in marketing engineered life safety systems (proprietary and third party) by developing a significant business in engineered sound systems for application to a variety of users including hospitals, educational facilities and transit facilities (e.g. subway stations). Synergx has developed a focused unit with a high level of experience to penetrate this niche market with significant success as a substantial portion of Synergx's order position derives from this effect. In addition, Synergx organized new marketing units to focus on marketing, engineering and servicing systems and products manufactured by third parties, particularly national manufacturers. These marketing units are service oriented organizations which focus on close relationships with customers and key suppliers. During the last three years, Synergx has added marketing personnel and new security products from other manufacturers to accelerate its focus into the security market for the sale of products and services in the New York Metropolitan area.

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

Service

     Synergx continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and are intensifying efforts to market service to COMTRAK and other Synergx projects coming out of warranty and the renewal of such contracts. To improve efficiencies and productivity. To improve customer service, Synergx maintains an office in New York City which houses its New York service management.

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

Secure 724 LP

     Synergx has recently made a 25% investment in Secure 724 LP a Canadian research, development and marketing group which has developed technology to transmit alarm and other data from a secured site to a command center and to multiple Blackberry wireless handheld devices and/or cellular phones and to transmit commands or programming instructions to a wide variety of building systems. Casey is evaluating methods of integrating this technology into its existing products and systems to offer customers a wireless communication solution.

RePort Business Solutions

     The Company's Board of Directors approved entering in to an agreement to organize a new Ontario limited partnership to acquire and operate the business of RePort Business Solutions ("RePort") in partnership with NSC Holdings Inc. ("NSCH") and Nafund Inc. ("Nafund")

     The agreement is subject to approval by NSHC's bank and completion of definitive documentation. The Company, through a subsidiary, would acquire from Nafund, 25% of the Class B equity units of RePort in consideration of the issuance to Nafund of 150,000 shares of Common Stock. Under the agreement, Nafund will not retain any Class B units, will invest Cdn$125,000 in Class A units and will guaranty up to Cdn$375,000 of NSCH's bank loan.

     RePort  which is  currently  a division of NSCH,  provides  software to the independent international investment counseling, portfolio management and brokerage community. Located in Toronto, Ontario, RePort's software links external or outsourced trading, custodian, broker and bank systems in internal diverse security and asset management systems and contact information systems and electronic filing and documentation systems. RePort will provide these and related back office services to NSCH (which is an investment counselor/money manager) and to other third party investment counselors, money managers, funds and similar entities.

     Two directors of Synergx are directors of Nafund and one is also a director and principal of NSHC. Nafund is a private investment fund based in Toronto, Canada.

     There is no assurance that this transaction will be consummated.

Research and Development

     During the fiscal years ended September 30, 2003 and 2002, Synergx spent approximately $155,000 and $149,000, respectively, for research and development of Synergx's life safety and communication systems.

Customers and Suppliers

     For the fiscal years ended September 30, 2003 and 2002, no customer accounted for more than 10% of Synergx's revenues. One supplier accounted for 11% of Synergx's cost of sales.



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

Employees

     Synergx and its subsidiaries have 123 full time employees, including 38 New York hourly employees that are covered by a Collective Bargaining Agreement expiring July 2005.

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

     The Company has a lease for its service center in New York City that became effective August 2002 and runs thru December 31, 2009. The lease is for office and warehouse space and provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter. Total cost of space over the life of the lease will approximate $631,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Synergx's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol and since May 2002 under the "SYNX" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 2001 through September 30, 2003 which quotations were obtained from the National Association of Securities Dealers Inc. (adjusted for a 2 for 1 stock split in July 2003)

  Common Stock                    Bid                          Ask
  Quarter Ended             High        Low             High         Low

December 31, 2001           1.000       .600            1.045       .630
March 31, 2002              1.475       .735            1.275       .750
June 30, 2002                .925       .625             .950       .650
September 30, 2002           .775       .580             .775       .600
December 31, 2002            .725       .500             .750       .565
March 31, 2003              1.225       .570            1.275       .580
June 30, 2003               1.500      1.100            1.550      1.125
September 30, 2003          4.175      2.550            4.350      2.650



     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 18, 2003, there were 472 record holders of Synergx's Common Stock.

     On December 18, 2003, the closing bid and ask prices for the Common Stock were $3.450 and $3.720, respectively.

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

     On September 30, 2002, the Company sold 340,000 units ("Units") in a private placement to an unaffiliated investor for $.70 per Unit. Each Unit consists of one share of Common Stock and one warrant (the "Warrant") to purchase an additional share of Common Stock at $.70 for a period of 24 months from September 30, 2002.

     The Units, Common Stock, Warrants and Common Stock issueable upon exercise of the warrants will be restricted and may not be sold or transferred without registration under or exemption from applicable securities laws. The purchaser was granted one-time piggyback registration rights.

     On May 29, 2003 the Company aquired 25% of Secure 724 LP by issuing to Nafund 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock at $1.15 share until May 29, 2005. The acquisition also calls for the issuance of an additional 150,000 shares of Common Stock if Secure 724 LP satisfies certain development milestones and Nafund provides certain funding.

Registration of Shares of Common Stock

     The Company filed a Form S-3 registration statement, which became effective June 27, 2003. The registration statement provided for the registration of the 340,000 shares in the private placement noted above and for 100,000 shares in connection the investment in Secure 724 LP.

     The Company filed a Form S-8 registration statement, which became effective July 22, 2003. The registration statement provided for the registration of 404,885 shares issueable under the 1997 Non-Qualified Stock Option Plan.

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a $3 million credit facility with Citizens Business Credit of Boston (the "Credit Facility") that was due to expire in December, 2004. The Credit Facility had an interest rate of prime plus 1/4% on outstanding balances. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

     The Credit Facility included various covenants and the Company was also required to maintain certain financial ratios. At September 30, 2003, the Company was not in default with any of its financial covenants or financial ratios and at such time owed approximately $1,256,000 under the Credit Facility.

     In October 2003, the Company entered into a new $3 million revolving credit facility with Hudson United Bank. This credit facility has an interest rate of prime plus 1/4% and expires in October 2005. Initial proceeds from the new credit facility were used to pay off the Credit Facility with Citizens Business Credit. (See footnote 4 - Long term Debt and footnote 14 - Subsequent Event)

     Net cash provided by operations for the twelve months ended September 30, 2003 amounted to $57,000 as compared to $312,000 for the comparable prior year period. The primary reason for a lower amount of cash being provided by operations was due to an increase in working capital requirements from funding $2.9 million of higher sales in 2003. The net cash inflow of $57,000 from operations during 2003 less the outflow for equipment purchases of ($164,000) and advances to Secure 724 LP of ($143,000) where funded by an increase in bank borrowing. The Company anticipates continuation of the negotiation of certain terms with its customers prior to the beginning of a project, the monitoring of its terms during a project and completing projects in timely fashion, resulting in faster final payments. It is the intention of the Company to closely monitor this program throughout fiscal 2004.

     The ratio of the Company's current assets to current liabilities improved to approximately 2.65 to 1 at September 30, 2003 compared to 2.60 at September 30, 2002.

     Synergx's terms of sale are net 30 days. However, the normal receivable collection period is 60-120 days, exclusive of retainage, because certain governmental regulations and the Company's frequent status as a subcontractor (entitled to pro rata payments as the general project is completed) extends the normal collection period. Synergx believes this is a standard industry practice. Synergx's receivable experience is consistent with the industry as a whole and will likely continue. This could be considered an area of risk and concern. However, due to the proprietary nature of Synergx's systems, many projects require Synergx's cooperation to secure a certificate of occupancy and/or to activate/operate a life safety system, thus assisting Synergx's collection of a significant portion or even total payment, even when Synergx's immediate account debtor's (contractor) creditors have seized a project. Many large public work projects are performed under bonding arrangements between the project contractor (customer) and an insurance company, which can also aid in the ultimate collectability of the Company's receivable.

RESULTS OF OPERATIONS

Revenues and Gross Profit

                             For the years ended September 30,
                                2003        2002
                                  (In thousands)
Product Sales                  $14,720       $10,672
Subcontract Sales                  643         1,763
Service Revenue                  4,451         4,508
                               -------       -------
Total Revenue                  $19,814       $16,943

Product Gross Margin           $ 5,081       $ 3,484
Subcontract Gross Margin           116           307
Service Gross Margin             1,298         1,328
                               -------       -------
Total Gross Margin             $ 6,495       $ 5,119

Gross Profit Product %              35%           33%
Gross Profit Subcontractor %        18%           17%
Gross Profit Service %              29%           29%
                               --------       -------
Total Gross Profit %                33%           30%



Revenues

     The increase in product revenues resulted from a gradual improvement in economic activity in the Company's principal New York City market during 2003. The 2002 year was impacted by the events of September 11th which delayed work on several projects involving New York City Transit Authority and reduced tenant revenue as tenants relocated out of New York City or consolidated into existing space uptown. The product revenue improvement in 2003 in the New York City market area relates to the following: 1) release of projects that have been delayed by the events of September 11th, 2) a gradual improvement in tenant activity, 3) higher sales of railcar communication products as we began to see the release of new orders for shipment. Product revenues in our Dallas, Texas market area were below 2002 levels but improved in the second half of the 2003 fiscal year.

     Subcontract revenue decreased during 2003 as the Company was responsible for a smaller amount of electrical installation as one large fire alarm project was completed and another was at a reduced level of activity in 2003.

     Service revenues decreased 2% during 2003 primarily due to lower call-in service on fire alarm systems (replacement parts and service required by buildings). The previous year was favorably impacted by revenues from buildings that were required to correct systems that were contaminated from the events of September 11th.

Gross Profit

     Gross profit margin from product revenues increased 46% to $5,081,000 due to higher product sales (noted above) and related gross margin. Gross profit margin as a percentage of product revenues was 35% in 2003 compared to 33% in 2002. This improvement in gross profit percentage was due to the effect of higher sales in which to absorb certain fixed overhead costs. In addition, 2003 benefited from certain purchase discounts received from a supplier.

     Gross profit margin related to subcontract revenues for 2003 decreased in absolute terms as the Company was responsible for a smaller amount of electrical installation as one fire alarm project was completed in 2003 and another was at a reduced level.

     Gross profit margin from service revenues decreased during 2003 due to lower call-in service revenue. The gross profit was higher during the prior year period because of significantly higher call in maintenance service on fire alarm systems as replacement parts and service were needed in certain buildings affected by contamination from the events of September 11th.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S G &A") increased by 7% in 2003 over 2002 primarily as a result of the Company's continued expansion of its marketing programs for new products and from higher insurance costs. During 2002 additional staffing was made to address the markets for audio/visual and security products. During 2001 the Company increased staffing in the railcar transit communication group as it addressed a marketing opportunity for future business over the next several years. These marketing initiatives helped to improve total sales in 2003. Consequently, S G & A expenses as a percentage of sales decreased 3% to 29% in 2003 due to higher sales volume compared to the relative fixed nature of these costs. The Company will continue to invest in staff to secure and support sales of new products in future years.

Income Before Tax

     The improvement in income before income taxes during 2003 is primarily due to the increase in gross profit caused by higher product revenues and from improved margins due to the relative fixed nature of certain overhead costs (noted above). This improvement in product gross profit was mitigated by lower gross profit from subcontract revenues. Partially offsetting the improvement in overall gross profit was an increase in selling, general and administrative expenses of 7% during 2003 in order to support higher product sales and from higher insurance costs. Favorably affecting income before income taxes were declines in interest expense of 27% in 2003 due to lower interest rates and from lower borrowing levels during 2003. For 2003, the Company also recorded a loss of $35,000 on its equity in the operating loss of Secure 724 LP.

Tax Provision

     The Company's current income tax provision represents federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and non current deferred tax liability as it related to certain timing differences of book and tax deductions.

Order Position

     Synergx's order position, excluding service, increased to $16.5 million at September 30, 2003 compared to the $12.1 million level at September 30, 2002. The Company expects to fulfill a significant portion of its backlog over the next twelve months. This high level of backlog reflects recent large new orders for several subway complexes, which will be deliverable over several years as the projects are released, and reflects recent new orders in the Dallas, Texas market area. The backlog includes $2.6 million of orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 24 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that some of the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position from time to time includes, and the Company continues to bid on, projects that include significant subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and responsible for management of the project as well as electrical installation.

Plan of Operations

     During fiscal 2004, management intends to continue to focus on its intensified marketing programs that were begun in 1998 and to continue to contain or monitor fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Management anticipates improved demand for products in 2004 and some improved performance. Specifically management is pursuing a strategy of aggressive costs marketing of products and systems to drive more revenue through established channels of distribution. Management is analyzing how to integrate the Secure 724 technology into its marketing efforts by offering a wireless feature to augment existing new products and systems. However, competition remains severe in many of the Company's product categories and demand remains quite low in the Dallas market area due to contraction of computer, communication and internet related companies. Longer term, management expects increased demand for the Company's audio-visual, public address, security and other communication products. Enhancements in recent years to Synergx's management information systems and methods of approving and monitoring project costs have improved management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility.

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

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements, together with accompanying notes and the report of Marcum & Kliegman LLP, our independent auditors, are set forth on the pages indicated below.

Independent Auditors' Report ................................................F1

Audited Consolidated Financial Statements

Consolidated Balance Sheet September 30, 2003 ..........................F2 - F3

Consolidated Statements of Operations
 Years Ended September 30, 2003 and 2002 ....................................F4

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 2003 and 2002 ....................................F5

Consolidated Statements of Cash Flows
 Years Ended September 30, 2003 and 2002 ....................................F6

Notes to Consolidated Financial Statements ............................F7 - F22



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None


ITEM 8A. Controls and Procedures

Evaluation of disclosure controls and procedures. At the period end of this Annual Report on Form 10-KSB, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the fiscal year covered by this report, that:

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified.

That Company's disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding the required disclosure.

There have been no changes in the Company's internal controls over financial reporting that have materially affected , or is reasonably likely to materially affect the Company's internal controls over financial reporting during the period covered by the Annual Report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 10.   Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.   Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.            Description of Exhibit
--------------------------------------------------------------------------------
3.1  Certificate of Incorporation of the Company, as amended *

3.2  By-Laws of the Company (2)

4.1  Specimen Common Stock Certificate (2)

10.1 Credit Facility dated October 9, 2003 between Synergx Systems Inc. as borrower and Hudson United Bank as lender*.

10.8 Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (3)

10.9 Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord(4)

10.10Form of  Subscription  Agreement and Investment  Letter dated September 30,
     2002 between Synergx Systems and Investors Money Management (4)

10.11Form of Limited  Parnership  Agreement  dated May 29, 2003 between  3077118
     Nova Scotia ULC (a Synergx Systems owned company) and Secure 724 LP*

22.1 Subsidiaries of the Registrant (Exhibit 22.1)(1)

31.1 Certification of Daniel S. Tamkin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.1 Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certifications of Daniel S. Tamkin and John A. Poserina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


- --------
         * filed herewith

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

(3) Reference is made to the correspondingly numbered Exhibit to the Company's Report on Form 10-KSB for the Fiscal Year Ended September 30, 2001, which
     Exhibit is incorporated herein by reference.

(4) Reference is made to the correspondingly numbered Exhibit to the Company's Report on Form 10-KSB for the Fiscal Year Ended September 30, 2002, which
     Exhibit is incorporated herein by reference.


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

Dated: December 23, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                        DATE

                                      Chairman,                December 23, 2003
 /s/ Daniel S. Tamkin        Chief Executive Officer
 Daniel S. Tamkin                    and Director

/s/ Joseph Vitale            President, Chief Operating
Joseph Vitale                     Officer and Director         December 23, 2003

/s/ John A. Poserina         Chief Financial Officer           December 23, 2003
--------------------
John A. Poserina             (Principal Accounting and
                             Financial Officer), Secretary,
                                     and Director

/s/ Henry Schnurbach                 Director                  December 23, 2003
--------------------
Henry Schnurbach

/s/ Dennis P. McConnell              Director                  December 23, 2003
-----------------------
Dennis P. McConnell

/s/ Mark Litwin                      Director                  December 23, 2003
---------------
Mark Litwin

/s/ J. Ian Dalrymple                 Director                  December 23, 2003
--------------------
J. Ian Dalrymple

Index to Consolidated Financial Statements

                   Synergx Systems Inc. and Subsidiaries


Independent Auditors' Report ................................................F1

Audited Consolidated Financial Statements

Consolidated Balance Sheet September 30, 2003 ..........................F2 - F3

Consolidated Statements of Operations
 Years Ended September 30, 2003 and 2002 ....................................F4

Consolidated Statements of Stockholders' Equity
 Years Ended September 30, 2003 and 2002 ....................................F5

Consolidated Statements of Cash Flows
 Years Ended September 30, 2003 and 2002 ....................................F6

Notes to Consolidated Financial Statements ............................F7 - F22

                          Independent Auditors' Report

To the Audit Committee of the Board of Directors of Synergx Systems Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Synergx Systems Inc. and its subsidiaries as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Synergx Systems Inc. and its subsidiaries as of September 30, 2003 and the consolidated results of their operations and their cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


December 4, 2003                      /s/ MARCUM & KLIEGMAN LLP
New York, NY

                         Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                                September 30,
                                                                    2003
                                                                 -------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $   293,000
Accounts receivable, principally trade, less allowance
for doubtful accounts of $411,000                                 5,794,000
Inventories                                                       2,449,000
Deferred taxes                                                      295,000
Prepaid expenses and other current assets                           309,000
                                                                  ---------
TOTAL CURRENT ASSETS                                              9,140,000
                                                                  ---------


PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $1,359,000             418,000

OTHER ASSETS                                                        700,000

                                                                 ----------
TOTAL ASSETS                                                    $10,258,000
                                                                 ==========

See accompanying Notes to the Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                 September 30,
                                                                      2003
                                                               ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes and capital leases payable - current portion              $    88,000
Accounts payable and accrued expenses                             2,926,000
Deferred revenue                                                    435,000
                                                                 ----------
TOTAL CURRENT LIABILITIES                                         3,449,000



Note payable to bank                                              1,256,000
Notes and capital leases payable - less current portion              69,000
Deferred taxes                                                       18,000
                                                                 ----------
TOTAL LIABILITIES                                                 4,792,000
COMMITMENTS AND CONTINGENCIES                                    ----------

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding                                               -
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 4,061,144 shares                    4,000
Capital in excess of par                                          5,971,000
Accumulated deficit                                                (509,000)
                                                                 ----------
TOTAL STOCKHOLDERS' EQUITY                                        5,466,000
                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $10,258,000
                                                                 ==========

See accompanying Notes to the Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Year Ended September 30,
                                                            2003         2002
                                                        ----------     ----------
Product sales                                          $14,720,000    $10,672,000
Subcontract sales                                          643,000      1,763,000
Service revenue                                          4,451,000      4,508,000
                                                       -----------    -----------
Total revenues                                          19,814,000     16,943,000
                                                       -----------    -----------


Cost of product sales                                    9,639,000      7,188,000
Cost of subcontract sales                                  527,000      1,456,000
Cost of service                                          3,154,000      3,180,000
Selling, general and administrative                      5,729,000      5,374,000
Interest expense                                            64,000         89,000
Depreciation and amortization                              154,000        149,000
Loss on equity investment                                   35,000
                                                       -----------    -----------
                                                        19,302,000     17,436,000
                                                       -----------    -----------
Income (loss) before provision for
(benefit from) income taxes                                512,000       (493,000)
                                                       -----------    -----------
Provision for (benefit from) income taxes:
Current                                                    180,000       (184,000)
Deferred                                                    50,000        (16,000)
                                                       -----------    -----------
                                                           230,000       (200,000)

                                                       -----------    -----------
Net Income (Loss)                                      $   282,000    $  (293,000)
                                                       ===========    ===========
Earnings Per Common Share
Basic Earnings (Loss) Per Share                        $      0.07    $     (0.09)
                                                       ===========    ===========
Diluted Earnings (Loss) Per Share                      $      0.06    $     (0.09)
                                                       ===========    ===========

Weighted average number of common shares outstanding     3,850,811      3,409,794

Weighted average number of common and dilutive
common shares outstanding                                4,433,735      3,409,794

See accompanying Notes to the Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 and 2002

                                            TOTAL                                       CAPITAL
                                         STOCKHOLDERS'           COMMON STOCK           IN EXCESS       ACCUMULATED
                                            EQUITY          SHARES           AMOUNT      OF PAR          (DEFICIT)
                                         -----------      ----------        -------    ----------       ----------
Balance at October 1,2001                $4,783,000       3,408,860         $4,000     $5,277,000       $(498,000)

Issuance of shares from
private placement                           238,000         340,000              -        238,000

Stock option compensation                     6,000           6,000

Net Loss                                   (293,000)                                                    (293,000)
                                          ----------      ----------     ----------     ----------      ----------
Balance at September 30, 2002             4,734,000       3,748,860          4,000      5,521,000       (791,000)

Issuance of shares for
investment in Secure 724                    405,000         300,000               -        405,000

Issuance of warrants for
investment in Secure 724                     28,000                                         28,000

Exercise of employee stock options            6,000          12,284               -          6,000

Tax benefit of stock option exercsie         11,000                                         11,000

Net earnings                                282,000                                                      282,000
                                         ----------      ----------      ----------     ----------      ----------
Balance at September 30, 2003            $5,466,000       4,061,144         $4,000     $5,971,000      $(509,000)
                                         ==========      ==========      ==========     ==========      ==========

See accompanying Notes to the Consolidated Financial Statements

             SYNERGX SYSTEMS INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended September 30,
                                                                          2003           2002
                                                                        ---------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                      $ 282,000       $(293,000)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization                                            154,000         149,000
Deferred tax (benefit)                                                    49,000         (16,000)
Provision for doubtful accounts                                          (17,000)        101,000
Loss on equity investment                                                 35,000
Stock option compensation                                                                  6,000
Changes in operating assets and liabilities:
Accounts receivable                                                     (747,000)      1,326,000
Inventories                                                              (11,000)       (146,000)
Prepaid expenses and other current assets                                 85,000        (156,000)
Other assets                                                             (41,000)         (4,000)
Accounts payable and accrued expenses                                    279,000        (647,000)
Deferred revenue                                                         (11,000)         (8,000)
                                                                      ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 57,000         312,000
                                                                      ----------      ----------
INVESTING ACTIVITIES
Notes receivable from Secure 724 LP                                     (143,000)
Purchases of property and equipment                                     (164,000)       (118,000)
                                                                      ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                   (307,000)       (118,604)
                                                                      ----------      ----------
FINANCING ACTIVITIES


Principal payments on notes payable and capital lease obligations       (149,000)       (166,000)
Proceeds from notes payable                                               79,000          98,000
Proceeds from (repayment of) revolving line of credit - net              407,000        (461,000)
Proceeds from private placement                                                          238,000
Proceeds from exercise of stock options                                    6,000
                                                                      ----------      ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      343,000        (291,000)
                                                                      ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      93,000         (98,000)

Cash and cash equivalents at beginning of period                         200,000         298,000
                                                                      ----------      ----------
Cash and cash equivalents at end of period                             $ 293,000       $ 200,000
                                                                      ==========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes                                                           $  94,000       $ 151,000
Interest                                                               $  67,000       $  96,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended September 30, 2003 and 2002, the Company incurred no capital lease obilgations for the acquisition of equipment.

During the year ended September 30, 2003, Synergx purchased from Nafund Inc. a 25% investment in Secure 724 in exchange for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock, with an aggregate market value of $432,500, which is included in OTHER ASSETS (See Note 7)

See accompanying Notes to the Consolidated Financial Statements

                     Synergx Systems Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

The Company operates in one industry segment: the design, manufacture, distribution, marketing and service of a variety of data communications product and systems with applications in the fire alarm, life safety, transit, security and communications industry. The Company conducts its business principally in the New York Metropolitan area and in Dallas, Texas.

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

Revenue Recognition

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and is recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at September 30, 2003 and 2002 and have been included in accounts receivable. There was no billing in excess of costs and estimated profits at September 30, 2003 and 2002.

Subcontract sales principally represent revenues related to electrical installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation. Subcontract sales are also recognized during the entire project using the percentage-of-completion method of accounting as electrical installation is performed at the job site.

Revenue Recognition (continued)

Service revenue from separate maintenance contracts is recognized on a straight-line basis over the terms of the respective contract, which is generally one year. The unearned service revenue from these contracts is included in current liabilities as deferred revenue. Non-contract service revenue is recognized when services are performed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 2003, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Inventories

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

Property and Equipment

Property and equipment are stated at historical cost. Leases meeting the criteria for capitalization are recorded at the present value of future lease payments.

Depreciation and amortization of machinery and equipment and furniture and fixtures are provided primarily by the straight-line method over their estimated useful lives. The Company depreciates machinery and equipment over periods of 3 to 10 years and amortizes leasehold improvements and assets acquired under capitalized leases utilizing the straight line method over the life of the lease or their economic useful life, whichever is shorter.

Other Assets

Other assets consists principally of the 2003 investment in Secure 724 LP which is comprised of notes receivable of $143,000 and 25% ownership in Secure 724 LP of $397,500 (net of loss on equity investment of $35,000). This investment includes the excess of cost over the fair value of the assets acquired on the date of acquisition of $359,500. (see Note 3 - Investment in Secure 724 LP) Also included in other assets is the excess of cost over the fair value of the assets acquired in the 1990 acquisition of General Sound of approximately $103,000.

The Company does not amortize goodwill but evaluates whether the carrying value of goodwill has become impaired. The pro forma effects of not amortizing goodwill as it relates to FAS 142 is immaterial.

Advertising Costs

Advertising Costs are expensed as incurred during the year. Advertising Costs for the years ended September 30, 2003 and 2002 amounted to $27,000 and $23,000, respectively.

Research and Development Cost

Research and development costs are expensed as incurred during the year. Research and development costs for the years ended September 30, 2003 and 2002 amounted to $155,000 and $149,000, respectively.

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

Potentially dilutive options and warrants of - 0 - and 1,163,582 exist as of September 30, 2003 and 2002, respectively, which were not included in the calculation of diluted earnings per share because they were antidilutive.


Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 85% of such outstanding receivables at September 30, 2003 are due from customers in New York.

At September 30, 2003, the Company had approximately $124,000, that is subject to insured amount limitations. The Company does not require collateral to support financial instruments subject to credit risk.

Stock Options and Similar Equity Instruments

The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation," for stock options and similar equity instruments (collectively, "Options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issues to Employees," rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock Based Compensation-Transition and disclosure. SFAS 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25. The adoption of SFAS 148 did not have an impact on net income or pro forma net income applying fair value method as the Company did not have stock based compensation for the year ended September 30, 2003. Pro forma net income and pro forma net income per share applying the fair value method for the year ended September 30, 2002 is summarized in the following table.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these stock option plans consistent with the methodology prescribed by SFAS 123, the Company's net income (loss) and net income (loss) per share for 2003 and 2002 would be reduced to the pro forma amounts.:

                                                                     2003                        2002
Net Income (Loss):
  As reported                                                      $282,000                   $(293,000)
  Deduct: Total stock based employee compensation
          expense determined under the fair value-based method
          for all awards                                                                          7,000
  Pro forma                                                         282,000                    (300,000)

Earnings (Loss) per common share:

  As reported
    Basic                                                              $.07                      ($0.09)
    Diluted                                                            $.06                      ($0.09)
                                                                      ======                      ======

  Pro forma

    Basic                                                              $.07                      ($0.09)
    Diluted                                                            $.06                      ($0.09)
                                                                      ======                     =======

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002: dividend yield of zero; expected volatility 45% and expected life of 3.25 year. The weighted average risk fee interest rates for 2002 was 3.22%. The weighted average fair value of options granted (extended) in 2002, was $.56.

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

2. Property and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:

                                                             September 30,
                                                                 2003
                                                            -------------
  Machinery and equipment                                     $1,566,000
  Furniture and fixtures                                         166,000
  Leasehold improvements                                          45,000
                                                               ----------
                                                               1,777,000
  Less accumulated depreciation and amortization
                                                               1,359,000
                                                               ----------
                                                                $418,000
                                                               ==========

Annual   amortization  of  equipment  under  capital  leases  is  included  with depreciation and amortization expense.

Depreciation and amortization expense related to these assets were $138,000 and $133,000 for the years ended September 30, 2003 and 2002, respectively.

3. Investment in Secure 724 L.P.

On May 29, 2003, the Company (through a special purpose Nova Scotia subsidiary) acquired 25% of the equity of Secure 724 LP ("Secure 724 LP"), an Ontario limited partnership, from Nafund Inc. ("Nafund") in consideration of (a) 300,000 shares of Common Stock; (b) warrants to purchase 50,000 shares of Common Stock at $1.15 per share for 24 months; (c) agreeing to provide secured loans of up to Cdn$300,000 (which was approximately $220,000 U.S. at September 30, 2003) to Secure 724 LP pro rata with equity/loans to be provided by Nafund and tied to certain development milestones and (d) 150,000 shares of Common Stock to be issued in the future upon Secure 724 LP satisfying the milestones and Nafund providing the funding. Either the Company and/or Nafund can elect not to provide all or any part of the above funding (regardless of whether the milestones are attained). If milestones are attained and either the Company and/or Nafund elects not to provide all or part of the above funding it would have its equity reduced based on a formula.

The 25% investment in Secure 724 L.P. for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock was valued at $432,500. This investment is accounted for utilizing the equity method and is included in OTHER ASSETS. The underlying equity of this investment on the date of the transaction was approximately $73,000; resulting in goodwill of approximately $359,500; which will not be amortized but will be tested for impairment. For the year ended September 30, 2003, a $35,000 adjustment to the equity investment was recorded to reflect the Company's 25% portion of the operating loss of Secure 724 LP.

In connection with initial capital contribution per the partnership agreement, the Company advanced $18,158 (Cdn$25,000) to Secure 724 LP in May 2003 and upon reaching milestones advanced $125,089 (Cdn$175,000) in August 2003. These notes receivable bear interest at a rate of 4% and mature in May 2006 and August 2006, respectively.

This transaction was submitted to the stockholders of Synergx (as two directors of Synergx are directors of Secure 724 LP) and approved at its Annual Meeting on March 26, 2003.

There can be no assurance that the investment in Secure 724 LP will be profitable.

4.  Long-Term Debt

In 1998, the Company entered into a revolving credit facility with Citizens Business Credit Company of Boston, Massachusetts (the "Credit Facility"). The Credit Facility was revised in September 2000 and provides for a $3,000,000 revolving line of credit through December 2004 and carries an interest rate of prime plus 1/4% on outstanding balances (4.5% at September 30, 2003). The Credit Facility limits capital expenditures to $250,000 in each year. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. At September 30, 2003 the amount available under the borrowing base was $2,700,000 and $1,256,000 was outstanding under this facility. The Credit Facility is secured by all of the assets of the Company and all of its operating subsidiaries.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. At September 30, 2003, the Company was not in default of any of its financial covenants and in October 2003 this Credit Facility was replaced with a new credit facility with Hudson United Bank (see Note 14 - Subsequent events).

Annual maturities of Loans and Notes and Capital Leases Payable are as follows:


                                    Bank                  Other Notes and             Total
                                                    Loan Capital Leases Payable
                           ------------------------ ----------------------------- -------------------

        2004                     $                             $88,000                  $88,000
        2005                       1,256,000                    50,000                1,306,000
        2006                                                    19,000                   19,000
                           ------------------------ ----------------------------- -------------------
        Total                     $1,256,000                  $157,000               $1,413,000
                           ======================== ============================= ===================

5.  Leases

The Company leases certain office and warehouse space under noncancelable operating leases expiring at various times through 2010. In February 2000, the Company signed a lease for office, manufacturing and warehouse space in Syosset, New York. The rental schedule provides for monthly rent of $13,966 during the first and second years of the initial term and with 3.3% yearly increases for the third thru seventh years. This lease expires in June 2007.

The Company has a lease for its service center in New York City that became effective August 2002 and runs thru December 31, 2009. The lease is for office and warehouse space and provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter. Total cost of space over the life of the lease will approximate $631,000.

The Company leases an office and warehouse facility in Richardson, Texas, a suburb of Dallas, pursuant to a lease that was extended in August, 2002 to expire on June 30, 2010 providing for annual rent on a net basis of $50,152 escalating annually to $64,016 in the final year of the lease.

The following is a schedule of future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at September 30, 2003:

                                           Total Operating
                                               Leases

2004                                             323,000
2005                                             333,000
2006                                             343,000
2007                                             300,000
2008                                             155,000
2009                                             159,000
2010                                              24,000
                                          ------------------
Total minimum lease payments                  $1,637,000
                                          ==================

Rental   expense   amounted  to  $314,000   and  $366,000  for  2003  and  2002,
respectively.

6. Significant Customers and Suppliers

During fiscal 2003 and 2002, no customer accounted for more than 10% of sales. One supplier accounted for 11% of Synergx's cost of sales during fiscal 2003.



7. Income Taxes

During the year ended September 30, 2003, the Company recorded a tax provision of $230,000 compared to a tax benefit of $(200,000) for the year ended September 30, 2002. A reconciliation of such with the amounts computed by applying the statutory federal income tax rate is as follows:


                                                                 Year ended September 30,
                                                                 2003              2002
                                                           ----------------------------------
                                                           ----------------------------------
Statutory federal income tax rate                                   34%               34%
Computed expected tax from income                             $174,000         ($168,000)
(Decrease)Increase in taxes resulting from:
 State and local income taxes, net of Federal tax benefit       47,000           (22,000)
 Nondeductible expenses                                         11,000             8,000
(Decrease) in taxes resulting from
   benefit of future tax deductible items                       (2,000)          (18,000)
                                                           -------------------------------
Provision (Benefit)                                           $230,000         ($200,000)
                                                           ===============================

The Company provided $13,000 and $13,000 for state and local franchise and capital taxes for the years ended September 30, 2003 and 2002, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has recorded a current deferred tax asset and a non current deferred tax liability at September 30, 2003 and 2002 related to certain accelerated tax deductions or book provisions to be deducted in future tax returns. Management anticipates profitable operations to continue at a level that will result in the utilization of the entire deferred tax asset.

The components of deferred tax assets and liabilities at September 30, 2003 and 2002 consist of the following:

Deferred Tax Assets                              2003                  2002
-------------------                            -------              ---------
Allowance for doubtful accounts               $165,000              $172,000
Inventory reserve                              112,000               120,000
Net operating loss carryforward                 18,000                47,000
                                                ------              --------
Total deferred tax asset                      $295,000              $339,000
                                              ========              ========

Deferred Tax Liabilities
Depreciation and amortization                  $18,000               $11,000
                                               -------               -------
Total deferred tax liability                   $18,000               $11,000
                                               =======               =======

8. Earnings Per Share

Shown below is a table that presents for 2003 and 2002 the computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution.

                                                          Year Ended
Basic EPS Computation                              2003               2002
    Net income (loss) available to common
       stockholders                             $ 282,000          $(293,000)
    Weighted average outstanding shares         3,850,811          3,409,794

    Basic earnings (loss) per share                  $.07              $(.09)
                                                     =====             ======
Diluted EPS Computation
    Income (loss) available to common
         stockholders                           $ 282,000          $(293,000)
    Weighted-average shares                     3,850,811          3,409,794
      Plus:  Incremental shares from
                assumed conversions
        Employee Stock Options*                   106,453
        Warrants*                                 476,471
Dilutive  common shares                           582,924                N/A
                                                ---------          ---------
    Adjusted weighted-average shares            4,433,735          3,409,794
                                                ---------          ---------
    Diluted earnings (loss) per share                $.06              $(.09)
                                                     ====              ======

*All warrants and options were antidilutive in 2002.

9.  Stockholders' Equity

On September 30, 2002, the Company sold 340,000 units ("Units") in a private placement to an unaffiliated investor for $.70 per Unit. Each Unit consists of one share of Common Stock and one warrant (the "Warrant") to purchase an additional share of Common Stock at $.70 for a period of 24 months from September 30, 2002.

On July 7, 2003, the Company's Board of Directors declared a 2-for-1 stock split of its outstanding stock. The stock split took the form of a dividend whereby the Company issued on July 25th to each stockholder of record at the close of business on July 18, 2003 one additional share for every share held on that date. The financial statements and footnotes for the year ended September 30, 2002, have been adjusted retroactively to reflect this stock split.

The Units, Common Stock, Warrants and Common Stock issueable upon exercise of the warrants were restricted and were not to be sold or transferred without registration under or exemption from applicable securities laws. The purchaser was granted one-time piggyback registration rights (see below).

The Company filed a Form S-3 registration statement, which became effective June 27, 2003. The registration statement provided for the registration of the 340,000 shares in the private placement noted above and for 100,000 shares in connection the investment in Secure 724 LP (see footnote 4).

The Company filed a Form S-8 registration statement, which became effective July 22, 2003. The registration statement provided for the registration of 404,885 shares issueable under the 1997 Non-Qualified Stock Option Plan.

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

The Company applies the intrinsic value base method of accounting for options issued to employees rather than the fair value based method of accounting. On September 19, 2002, options on 48,166 shares of common stock were extended to December 31, 2005 and the option price remained at $.50 per share. Stock option compensation expense of $6,743 for year ended September 30, 2002, was recorded to General and Administrative expense in connection with the extension of these options.

Transactions involving stock options are summarized as follows:
                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                      Stock Options                Price of
                                       Outstanding         Options Outstanding
Balance September 30, 2001               215,916                     .52
 Options granted (extended)               48,166                     .50
 Option expired                          (60,500)                    .50
Balance September 30, 2002               203,582                     .53
 Options exercised                       (12,284)                    .52
Balance September 30, 2003               191,298                     .52

There were 178,073 exercisable options at September 30, 2003 and 189,582 exercisable options at September 30, 2002.

The following table summarizes information concerning currently outstanding and exercisable stock options.

                           Outstanding at          Weighted Average        Exercisable at
Exercise Price            September 30, 2003      Contractual Life       September 30, 2003
    .56                       66,134                  1.0 years                52,907
    .52                       80,330                  2.3 years                80,330
    .50                       44,834                  2.3 years                44,834

In 1998, the Company granted Mirtronics warrants to purchase 620,000 shares of the Company's Common Stock which are exercisable at a price of $.51 per share at any time until December 31, 2003. In December 2003, Mirtronics exercised these warrants. (See Note 14 - Subsequent Event)

On September 30, 2002, the Company issued 340,000 warrants in connection with a private placement that are exercisable at $.70 per share of Common Stock until September 30, 2004. (See Note - 9 Stockholders Equity)

In May 2003, the Company issued 50,000 warrants in connection with its 25% investment in Secure 724 LP. The warrants are exercisable at $1.15 per share of Common Stock until May 29, 2005. (Also see Note 13 - Investment in Secure 724
LP)

Transactions involving non-employee stock options and warrants are summarized as follows:
                                                               Weighted
                                                                Average
                               Options and Warrants        Exercise Price of
                                        Outstanding      Options Outstanding
Balance September 30, 2001              653,334                $ .60
   Warrants expired                      33,334                 2.25
   Warrants issued                      340,000                  .70
Balance September 30, 2002              960,000                  .58
   Warrants issued                       50,000                 1.15
Balance September 30, 2003            1,010,000                  .61

All of these options and warrants were exercisable at the end of the periods indicated in the above schedule.

The following table summarizes information concerning currently outstanding and exercisable non-employee warrants.

                        Outstanding at       Weighted Average            Exercisable at
Exercise Price        September 30, 2003     Contractual Life          September 30, 2003
    .51                    620,000               .3 years                  620,000
    .70                    340,000              1.0 years                  340,000
   1.15                     50,000              1.7 years                   50,000



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

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. In 2003 a profit sharing contribution of $29,000 was authorized and charged to expense. No profit sharing contribution was authorized in 2002.

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


14.  Subsequent Events

Long term debt

On October 9, 2003, the Company entered into a new $3 million revolving credit facility with Hudson United Bank. This credit facility has an interest rate of prime plus 1/4% and expires in October 2005. Advances under this credit facility are measured against a borrowing based calculated on eligible receivables and inventory. The new credit facility is secured by all assets of the Company and all of its operating subsidiaries. Initial proceeds from the new credit facility were used to pay off the Credit Facility with Citizens Business Credit. This new credit facility has certain restrictive covenants which among other things impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants.

Report Business Solutions

On November 20, 2003, the Company's Board of Directors approved entering into a revised agreement to organize a new Ontario limited partnership to acquire and operate the business of RePort Business Solutions ("RePort") in partnership with NSC Holdings Inc. ("NSCH") and Nafund Inc. ("Nafund")

This transaction was originally submitted to the stockholders of Synergx for approval at its Annual Meeting on March 26, 2003 because two directors of Synergx are directors of Nafund and one is also a director and principal of NSCH. Management believes that the revised structure and consideration are within the scope of the stockholder approval.

Pursuant to the revised agreement (which is subject to approval by NSCH's bank and completion of definitive documentation), the Company, through a subsidiary, would acquire from Nafund, 25% of the Class B equity units of RePort in consideration of the issuance to Nafund of 150,000 shares of Common Stock.

RePort which is currently a division of NSCH, provides software to the independent international investment counseling, portfolio management and brokerage community. Located in Toronto, Ontario, RePort's software links external or outsourced trading, custodian, broker and bank systems in internal diverse security and asset management systems and contact information systems and electronic filing and documentation systems. RePort will provide these and related back office services to NSCH (which is an investment counselor/money manager) and to other third party investment counselors, money managers, funds and similar entities.

There can be no assurance however that this transaction will take place.

Transactions with Related Parties

Mirtronics the largest stockholder of the Company had outstanding warrants to purchase 620,000 shares of the Company's Common Stock, which were issued in 1998, and were exercisable at any time until December 31, 2003 at an exercise price of $.51 per share. Mirtronics exercised these warrants in December 2003 for a total consideration of $316,200.

15.  Authoritative Pronouncements

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which was effective for the Company commencing October 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The impact of the adoption of SFAS No. 142 resulted in the Company discontinuing goodwill amortization.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for SFAS No. 144 is for fiscal years beginning after December 15, 2001. The adoption of SFAS No 144 did not have a significant impact on the Company's financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company' financial statements.