Form 10QSB
period 2003-12-31
SYNERGX SYSTEMS INC
filed 2004-02-12
CIK 823130

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended___________December 31, 2003_______________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 6, 2004, 4,706,728 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes[    ]    No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                              Page

  Item 1.  Financial Statements.

  Condensed Consolidated Balance Sheet at December 31, 2003                3

  Condensed Consolidated Statements of Operations for the Three Month
       Periods Ended December 31, 2003 and 2002                            5

  Condensed Consolidated Statements of Cash Flows for the Three Month
       Periods Ended December 31, 2003 and 2002                            6

  Notes to Condensed Consolidated Financial Statements                     7

  Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12

  Item 3.   Controls and Procedures                                       16

Part II - Other Information

  Item 1.  Legal Proceedings.                                             19

  Item 2.  Changes in Securities.                                         19

  Item 3.  Defaults Upon Senior Securities.                               19

  Item 4.  Submission of Matters to a Vote of Security Holders.           19

  Item 5.  Other Information.                                             19

  Item 6.  Exhibits and Reports on Form 8-K                               19

  Signatures                                                              20

                         Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                  December 31,
                                                                     2003
                                                                --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $   338,805
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $415,405                            5,300,582
  Inventories                                                     2,672,943
  Deferred taxes                                                    321,200
  Prepaid expenses and other current assets                         318,908
                                                                -----------
                      TOTAL CURRENT ASSETS                        8,952,438
                                                                -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,401,093          384,960

OTHER ASSETS                                                        709,455




                                                                -----------
                      TOTAL ASSETS                              $10,046,853
                                                                ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    December 31,
                                                                        2003
                                                                   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes and capital leases payable - current portion              $    47,150
   Accounts payable and accrued expenses                             2,336,680
   Deferred revenue                                                    377,391
                                                                   -----------
                      TOTAL CURRENT LIABILITIES                      2,761,221



   Note payable to bank                                              1,560,676
   Notes and capital leases payable - less current portion              40,657
   Deferred taxes                                                       17,900
                                                                   -----------
                      TOTAL LIABILITIES                              4,380,454
                                                                   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 4,687,394 shares                  4,687
  Capital in excess of par                                           6,296,600
  Accumulated deficit                                                 (634,888)
                                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                                           5,666,399
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $10,046,853
                                                                   ===========
See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        For the  Three Months Ended December 31,
                                                              2003               2002
                                                           -----------        ------------
Product sales                                              $ 3,018,948        $ 3,291,305
Subcontract sales                                               78,935            270,899
Service revenue                                              1,103,923          1,075,315
                                                           -----------        -----------
Total revenues                                               4,201,806          4,637,519
                                                           -----------        -----------


Cost of product sales                                        2,102,751          2,263,483
Cost of subcontract sales                                       65,515            210,514
Cost of service                                                797,282            727,761
Selling, general and administrative                          1,362,741          1,329,143
Interest expense                                                19,370             10,118
Depreciation and amortization                                   48,443             44,678
Loss on equity  investment                                      20,000
                                                           -----------        -----------
                                                             4,416,102          4,585,697
                                                           -----------        -----------
(Loss) Income before (benefit) provision for
  income taxes                                                (214,296)            51,822
                                                           -----------        -----------
(Benefit) provision for income taxes:
   Current                                                     (62,200)            24,000
   Deferred                                                    (25,800)             6,000
                                                           -----------        -----------
                                                               (88,000)            30,000

                                                           -----------        -----------
Net (Loss) Income                                             (126,296)       $    21,822
                                                           ===========        ===========
(Loss) earnings per common share
  Basic (loss) earnings per share                          $     (0.03)       $      0.01
                                                           ===========        ===========
  Diluted (loss) earnings per share                        $     (0.03)       $      0.01
                                                           ===========        ===========

Weighted average number of common shares outstanding         4,166,103          3,748,850

Weighted average number of common and dilutive
  common shares outstanding                                  4,166,103          3,930,489


See accompanying Notes to the Condensed Consolidated Financial Statements

                         SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                  For the Three Months Ended December 31,
                                                                         2003                2002
                                                                      ----------         ----------
OPERATING ACTIVITIES
Net (loss) income                                                     $(126,296)         $  21,822
 Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
         Depreciation and amortization                                   48,443             44,678
         Deferred (benefit) tax                                         (25,800)             6,000
         Provision for doubtful accounts                                  4,000            (14,709)
         Loss on equity investment                                       20,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                 489,339           (513,327)
    Inventories                                                        (224,373)          (510,077)
    Prepaid expenses and other current assets                            (2,712)            (7,270)
    Other assets                                                        (35,752)           (52,259)
    Accounts payable and accrued expenses                              (589,584)           945,554
    Deferred revenue                                                    (57,500)            13,421
                                                                      ---------          ---------
NET CASH  USED IN OPERATING ACTIVITIES                                 (500,235)           (66,167)
                                                                      ---------          ---------
INVESTING ACTIVITIES
  Purchases of property and equipment                                    (9,321)           (58,221)
                                                                      ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES                                    (9,321)           (58,221)
                                                                      ---------          ---------
FINANCING ACTIVITIES
  Principal payments on notes payable and capital lease obligations     (69,326)           (39,476)
  Payments and proceeds from revolving line of credit - net             305,176            178,653
  Proceeds from exercise of stock options and warrants                  319,325
                                                                      ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               555,175            139,177
                                                                      ---------          ---------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                               45,619             14,789

Cash and cash equivalents at beginning of period                        293,186            200,201
                                                                      ---------          ---------
Cash and cash equivalents at end of period                            $ 338,805          $ 214,990
                                                                      =========          =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                     $ 130,519          $   4,707
     Interest                                                         $  27,200          $  12,147


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended December 31, 2003 and 2002, the Company incurred no capital lease obligations for the acquisition of equipment.

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2003

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2003.

2. REVENUE RECOGNITION

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at December 31, 2003 and 2002 and have been included in accounts receivable. There were no billing in excess of costs and estimated profits at December 31, 2003 and 2002.

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

                      THREE MONTHS ENDED DECEMBER 31, 2003

                                   (UNAUDITED)


3. INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

4. LONG TERM DEBT

On October 9, 2003, the Company entered into a new $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility has an interest rate of prime plus 1/4% on outstanding balances (4.5% at December 31, 2003) and expires in October 2005. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.

Initial proceeds from the new Credit Facility were used to pay off a former credit facility with Citizens Business Credit. At December 31, 2003 the full amount of the Credit Facility was available under the borrowing base calculation and $1,561,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2003 the Company was not in default with any of its financial covenants.

5. EXERCISE OF WARRANTS AND STOCK OPTIONS

Mirtronics the largest stockholder of the Company had outstanding warrants to purchase 620,000 shares of the Company's Common Stock, which were issued in 1998, and were exercisable at any time until December 31, 2003 at an exercise price of $.51 per share. Mirtronics exercised these warrants in December 2003 for a total consideration of $316,200.

During the three months ending December 31, 2003, employee stock options to purchase 6,250 shares of Common Stock were exercised for a total consideration of $3,125.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 2003

                                   (UNAUDITED)

6. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock options, non-employee stock options and warrants. The Company did not have stock based compensation for the three months ended December 31, 2003 or 2002

                                                      For the Three Months ended December 31,
Basic EPS Computation                                           2003           2002
                                                         -----------    -----------
    Net (Loss) Income available to common stockholders   $  (126,296)   $    21,822
Weighted average outstanding shares                        4,166,103      3,748,850

    Basic (Loss) EPS                                     $      (.03)   $       .01
                                                         ===========    ===========

Diluted EPS Computation

    (Loss) Income available to common stockholders
         and assumed  conversions                        $  (126,296)   $    21,821
                                                         -----------    -----------

    Weighted-average shares                                4,166,103      3,748,850
                                                         -----------    -----------
    Plus:  Incremental shares from assumed conversions
            Employee Stock Options*                                          40,730
            Warrants*                                                       140,909

            Dilutive potential common shares                     N/A        181,639
                                                         -----------    -----------
    Adjusted weighted-average shares                       4,166,103      3,930,489
                                                         ===========    ===========

    Diluted (Loss) EPS                                   $      (.03)   $       .01
                                                         ===========    ===========

*All warrants and options were antidilutive in 2003 and 340,000 warrants were antidilutive for 2002 and therefore not included in the above calculations.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                       THREE MONTHS ENDED DECEMER 31, 2003

                                   (UNAUDITED)

7. INVESTMENT IN SECURE 724 L.P.

On May 29, 2003, the Company (through a special purpose Nova Scotia subsidiary) acquired 25% of the equity of Secure 724 LP ("Secure 724 LP"), an Ontario limited partnership, from Nafund Inc. ("Nafund") in consideration of (a) 300,000 shares of Common Stock; (b) warrants to purchase 50,000 shares of Common Stock at $1.15 per share for 24 months; (c) agreeing to provide secured loans of up to Cdn$300,000 (which was approximately $225,000 U.S. at December 31, 2003) to Secure 724 LP pro rata with equity/loans to be provided by Nafund and tied to certain development milestones and (d) 150,000 shares of Common Stock to be issued in the future upon Secure 724 LP satisfying the milestones and Nafund providing the funding. Either the Company and/or Nafund can elect not to provide all or any part of the above funding (regardless of whether the milestones are attained). If milestones are attained and either the Company and/or Nafund elects not to provide all or part of the above funding it would have its equity reduced based on a formula.

The 25% investment in Secure 724 L.P. for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock was valued at $432,500. This investment is accounted for utilizing the equity method and is included in OTHER ASSETS. The underlying equity of this investment on the date of the transaction was approximately $73,000; resulting in goodwill of approximately $359,500; which will not be amortized but will be tested for impairment. For the three month ended December 31, 2003, a $20,000 adjustment to the equity investment was recorded to reflect the Company's 25% portion of the operating loss of Secure 724 LP.

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

8. OTHER EVENTS

Report Business Solutions

On November 20, 2003, the Company's Board of Directors approved entering into a revised agreement to organize a new Ontario limited partnership to acquire and operate the business of RePort Business Solutions ("RePort") in partnership with NSC Holdings Inc. ("NSCH") and Nafund Inc. ("Nafund")

This transaction was originally submitted to the stockholders of Synergx for approval at its Annual Meeting on March 26, 2003 because two directors of Synergx are directors of Nafund and one is also a director and principal

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      THREE MONTHS ENDED DECEMBER 31, 2003

                                   (UNAUDITED)

8. OTHER EVENTS (Continued)

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

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

In October 2003, the Company entered into a new $3 million revolving credit facility with Hudson United Bank. (the "Credit Facility") This credit facility has an interest rate of prime plus 1/4% and expires in October 2005. Initial proceeds from the new credit facility were used to pay off a credit facility with Citizens Business Credit. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2003, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At December 31, 2003, $1,561,000 was owed under the Credit Facility.

Net cash (used) by operations for the three months ended December 31, 2003 amounted to ($500,235) as compared to ($66,167) for the comparable prior year period. The increase in cash being used by operations was due to a ($214,000) operating loss in the 2003 quarter compared to an operating profit of $52,000 in the comparable 2002 period and due to an increase in working capital requirements in order to pay down accounts payable and accrued expenses by $100,245 in excess of accounts receivable collections and for an increase in inventory for projects expected to be shipped after December 31, 2003. The net cash outflow of $(500,235) from operations during 2003 coupled with equipment purchases of ($9,321) were funded by an increase of $305,176 in bank borrowing and from $316,200 of proceeds from exercise of warrants to purchase common stock by Mirtronics and $3,125 from exercise of stock options by employees to purchase common stock.

The ratio of the Company's current assets to current liabilities increased to approximately 3.20 to 1 at December 31, 2003 compared to 2.19 to 1 at December 31, 2002. The increase in the current ratio is due to an improvement in cash flow since December 31, 2002 due to the return to profitable operations through September 30, 2003, from $319,325 of proceeds from the exercise of warrants and employees stock options, and from a major reduction in 2003 of accounts payable and accrued expenses from higher collections of accounts receivable in 2003. Working capital increased to a high level of $6.2 million at December 31, 2003 compared to $5.3 million at December 31, 2002; while bank borrowing increased by $544,000 since December 31, 2002.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

Revenues and Gross Profit

                                                  Three Months Ended
                                                     December 31,
                                             --------------------------
                                                2003           2002
                                             (In thousands of dollars)

                 Product Revenue              $3,019         $3,292
                 Subcontract Revenue              79            271
                 Service Revenue               1,104          1,075
                                              ------         ------
                 Total Revenue                $4,202         $4,638

                 Gross Profit Product         $  916         $1,028
                 Gross Profit Subcontract         13             60
                 Gross Profit Service            307            348
                                              ------         ------
                 Total Gross Profit           $1,236         $1,436

                 Gross Profit Product %           30%            31%
                 Gross Profit Subcontract %       16%            22%
                 Gross Profit Service %           28%            32%
                                              -------        -------
                 Total Gross Profit %             29%            31%


Revenues

The Company's product revenues during the three months ended December 31, 2003 were $3,019,000 compared to $3,292,000 for the prior year period. This decrease of 8% was caused in part by certain revenues from New York City Transit projects where approvals for production and shipment were received late in the quarter and accordingly production was delayed. The decrease in product revenues also reflects softness in the Company's principal New York City market for its other products. However, product revenues in our Dallas, Texas market area improved significantly from the very low 2002 level. In the Dallas, Texas market, higher product revenues resulted from certain cost reduction initiatives implemented during the last twelve months which allowed the Company to price aggressively in that competitive market. We continue to quote business aggressively in both that area and in New York City Metropolitan area. As a consequence, new order bookings improved for the three months ended December 31, 2003 and new orders remain at a near record level.

Subcontract revenue decreased during the current three month period to $79,000 from $271,000 in the comparable prior year period. The Company was responsible for various small electrical installations during the 2003 period as compared to two large electrical installation projects in 2002.

Service revenues increased during the current three month period primarily due to an increase in service contracts as the Company expanded its service base into the Long Island, New York market area for fire alarm systems.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Gross Profit

Gross profit on product revenues for the three months ended December 31, 2003, decreased 11% to $916,000 compared to $1,028,000 for the prior year period. The decrease in absolute gross profit is primarily related to lower product sales (noted above) and related gross margin The decrease in gross profit percentage in 2003 to 30% compared to 31% in 2002 reflects lower sales in which to absorb certain fixed overhead costs. Over the last two years, certain project engineers were added to support product expansion in an effort to increase product sales to a higher level. While the Company's fixed overhead cost base increased the product revenue increase did not occur by December 31, 2003. A combination of lower sales and increased overhead contributed to a lower gross margin percentage.

Gross profit related to subcontract revenues for the three months ended December 31, 2003 decreased in absolute terms as the Company was responsible for a smaller amount of electrical installation. In addition, the gross profit percentage was lower during the three months of 2003 as mark ups on electrical installations were lower due to the competitive environment during this period.

Gross profit from service revenues during the three months ended December 31, 2003 decreased in spite of the increase in service revenue. The gross profit decline was due from an increase in technicians to support higher service revenue, salary increases and technicians moving up to higher paying categories. These cost increases could not be fully absorbed by price increases to service contracts.

Income Before Tax

The decline in income before income taxes during the three months ended December 31, 2003 is primarily due to the decrease in gross profit caused by lower product revenues and related gross margin and from the relative fixed nature of certain overhead costs (noted above). This decline in income before tax was also caused by lower gross profit from subcontract revenues and from service revenues. In addition, selling, general and administrative expenses increased (3%) to support higher product sales and from higher insurance costs during 2003. Interest expense increased during 2003 due to higher borrowing levels. For 2003, the Company also recorded a loss of $20,000 on its equity in the operating loss of Secure 724 LP.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and non current deferred tax liability as it related to certain timing differences of book and tax deductions.

Order Position

The Company's order position, excluding service, at December 31, 2003 was $16,150,000 as compared to $16,500,000 at September 30, 2003 and $12,620,000 at
December 31, 2002. This near record order position, reflects recent large new orders received for several subway complexes which will be deliverable over several years as the projects are released and reflects recent increased new orders in our Dallas, Texas market area.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


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

ITEM 3.  Controls and Procedures

Evaluation of disclosure controls and procedures. At the period end of this Quarterly Report on Form 10-QSB, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the quarter covered by this report, that:

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

There have been no changes in the Company's internal controls over financial report that have materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting during the period covered by this Quarterly Report.

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

Item 3.  Defaults Upon Senior Securities.

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

                  Not applicable

Item 5.   Other Information.

     Subsequent to December 31, 2003, the Company filed a post-effective amendment No. 1 to Form S-8 Registration Statement (Reoffer Prospectus) for 86,322 shares of Common Stock which provides for the sales thereof by certain executive officers and directors.

Item 6.  Exhibits and Reports on form 8-K.

   (a)  Exhibits

31.1 Certification of Daniel S. Tamkin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Daniel S. Tamkin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of John A. Poserina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   (b) Reports on Form 8-K

                  None
Other

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

                                            SYNERGX SYSTEMS INC
                                            (Registrant)


                                             /s/ John A. Poserina
                                            ------------------------------
                                            John A. Poserina,
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer), Secretary
                                            and Director
Date:  February 12, 2004