Form 10QSB
period 2004-03-31
SYNERGX SYSTEMS INC
filed 2004-05-12
CIK 823130

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended           March 31, 2004
                                                    --------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from           to

             Commission file number                0-17580
                                                   -------

                              SYNERGX SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                      11-2941299
----------------------------                -----------------------------------
(State or jurisdiction of incorporation or (IRS employer identification Number) organization)


                  209 Lafayette Drive, Syosset, New York 11791
               (Address of Principal Executive Offices) (Zip code)


                                 (516) 433-4700
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2004, 4,756,862 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes[    ]     No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                 Page

    Item 1.  Financial Statements.

    Condensed Consolidated Balance Sheet at March 31, 2004                    3

    Condensed Consolidated Statements of Operations for the Three and
         Six Month Periods Ended March 31, 2004 and 2003                      5

    Condensed Consolidated Statements of Cash Flows for the Three and
         Six Month Periods Ended March 31, 2004 and 2003                      6

    Notes to Condensed Consolidated Financial Statements                      7

    Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12

    Item 3.   Controls and Procedures                                        16

Part II - Other Information

    Item 1.  Legal Proceedings.                                              17

    Item 2.  Changes in Securities.                                          17

    Item 3.  Defaults Upon Senior Securities.                                17

    Item 4.  Submission of Matters to a Vote of Security Holders.            17

    Item 5.  Other Information.                                              17

    Item 6.  Exhibits and Reports on Form 8-K                                17

    Signatures                                                               18

                         Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   March 31,
                                                                     2004
                                                                 -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $   351,748
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $411,541                             5,821,865
  Inventories                                                      3,121,063
  Deferred taxes                                                     315,000
  Prepaid expenses and other current assets                          598,132
                                                                  -----------
                 TOTAL CURRENT ASSETS                             10,207,808
                                                                  -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,443,382           363,354

OTHER ASSETS                                                         689,192

                                                                  -----------
                 TOTAL ASSETS                                    $11,260,354
                                                                  ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unauditied)


                                                                    March 31,
                                                                      2004
                                                                  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes and capital leases payable - current portion            $    34,323
   Accounts payable and accrued expenses                           3,087,855
   Deferred revenue                                                  409,253
                                                                  -----------
                 TOTAL CURRENT LIABILITIES                         3,531,431



   Note payable to bank                                            1,845,676
   Notes and capital leases payable - less current portion            33,377
   Deferred taxes                                                     20,300
                                                                  -----------
                 TOTAL LIABILITIES                                 5,430,784
                                                                  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 4,747,528 shares                4,747
  Capital in excess of par                                         6,400,825
  Accumulated deficit                                               (576,002)
                                                                  -----------
TOTAL STOCKHOLDERS' EQUITY                                         5,829,570
                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $11,260,354
                                                                  ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the  Three Months Ended March 31,
                                                                  2004                 2003
                                                                ---------           -----------
Product sales                                                  $4,160,318           $3,513,724
Subcontract sales                                                  64,600              172,284
Service revenue                                                 1,165,253            1,102,756
                                                                ----------           ----------
Total revenues                                                  5,390,171            4,788,764
                                                                ----------           ----------


Cost of product sales                                           2,815,526            2,271,933
Cost of subcontract sales                                          54,153              145,194
Cost of service                                                   837,695              782,136
Selling, general and administrative                             1,507,778            1,406,716
Interest expense                                                   21,125               17,274
Depreciation and amortization                                      40,004               42,896
Loss on equity  investment                                         12,000                    -
                                                                ----------           ----------
                                                                5,288,281            4,666,149
                                                                ----------           ----------
Income before provision for
  income taxes                                                    101,890              122,615
                                                                ----------           ----------
Provision for income taxes:
   Current                                                         34,400               64,000
   Deferred                                                         8,600               (3,000)
                                                                ----------           ----------
                                                                   43,000               61,000

                                                                ----------           ----------
Net Income                                                     $   58,890           $   61,615
                                                                ==========           ==========
Earnings per common share
  Basic earnings per share                                          $0.01                $0.02
                                                                    =====                =====
  Diluted earnings per share                                        $0.01                $0.01
                                                                    =====                =====

Weighted average number of common shares outstanding            4,718,991            3,748,850

Weighted average number of common and dilutive
  common shares outstanding                                     5,178,703            4,250,784

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Six Months Ended March 31,
                                                           2004                 2003
                                                        ---------            -----------
Product sales                                          $7,179,266           $6,805,029
Subcontract sales                                         143,535              443,183
Service revenue                                         2,269,176            2,178,071
                                                        ----------           ----------
Total revenues                                          9,591,977            9,426,283
                                                        ----------           ----------


Cost of product sales                                   4,918,277            4,535,416
Cost of subcontract sales                                 119,668              355,708
Cost of service                                         1,634,977            1,509,897
Selling, general and administrative                     2,870,519            2,735,859
Interest expense                                           40,495               27,392
Depreciation and amortization                              88,447               87,574
Loss on equity  investment                                 32,000
                                                        ----------           ----------
                                                        9,704,383            9,251,846
                                                        ----------           ----------
(Loss) Income before provision for
  (benefit from) income taxes                            (112,406)             174,437
                                                        ----------           ----------
(Benefit from) Provision for income taxes:
   Current                                                (27,800)              88,000
   Deferred                                               (17,200)               3,000
                                                        ----------           ----------
                                                          (45,000)              91,000

                                                        ----------           ----------
Net (Loss) Income                                      $  (67,406)          $   83,437
                                                        ==========           ==========
Earnings Per Common Share
  Basic (Loss) Earnings Per Share                          ($0.02)               $0.02
                                                            =====                =====
  Diluted (Loss) Earnings Per Share                        ($0.01)               $0.02
                                                            =====                =====

Weighted average number of common shares outstanding    4,441,037            3,748,850

Weighted average number of common and dilutive
   common share equivalents outstanding                 5,129,795            4,115,266

See accompanying Notes to the Condensed Consolidated Financial Statements

                           SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                       For the Six Months Ended March 31,
                                                                            2004                2003
                                                                         ---------            ---------
OPERATING ACTIVITIES
Net (loss) income                                                       $ (67,406)           $  83,437
 Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                     88,447               87,574
         Deferred (benefit) tax                                           (17,200)               3,000
         Provision for doubtful accounts                                        -              (17,483)
         Loss on equity investment                                         32,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (27,944)             684,366
    Inventories                                                          (672,493)            (449,349)
    Prepaid expenses and other current assets                            (209,936)            (246,335)
    Other assets                                                          (25,204)             (24,600)
    Accounts payable and accrued expenses                                 161,591               65,048
    Deferred revenue                                                      (25,638)             (27,885)
                                                                         ---------            ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (763,783)             157,773
                                                                         ---------            ---------
INVESTING ACTIVITIES
  Purchases of property and equipment                                     (30,004)            (102,013)
                                                                         ---------            ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (30,004)            (102,013)
                                                                         ---------            ---------
FINANCING ACTIVITIES
  Principal payments on notes payable and capital lease obligations       (89,435)             (80,362)
  Payments and proceeds from revolving line of credit - net               590,174               46,526
  Proceeds from exercise of stock options and warrants                    351,610
                                                                         ---------            ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       852,349              (33,836)
                                                                         ---------            ---------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                 58,562               21,924

Cash and cash equivalents at beginning of period                          293,186              200,201
                                                                         ---------            ---------
Cash and cash equivalents at end of period                                351,748              222,125
                                                                         =========            =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                       $ 130,519            $  15,158
     Interest                                                           $  48,277            $  29,421

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six months ended March 31, 2004 and 2003, the Company incurred no capital lease obligations for the acquisition of equipment.

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 2004

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2003.

2. REVENUE RECOGNITION

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at March 31, 2004 and 2003 and have been included in accounts receivable. There were no billing in excess of costs and estimated profits at March 31, 2004 and 2003.

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

                         SIX MONTHS ENDED MARCH 31, 2004

                                   (UNAUDITED)


3. INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

4. LONG TERM DEBT

On October 9, 2003, the Company entered into a new $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility has an interest rate of prime plus 1/4% on outstanding balances (4.25% at March 31, 2004) and expires in October 2005. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.

Initial proceeds from the new Credit Facility were used to pay off a former credit facility with Citizens Business Credit. At March 31, 2004 the full amount of the Credit Facility was available under the borrowing base calculation and $1,846,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2004 the Company was not in default with any of its financial covenants.

5. EXERCISE OF WARRANTS AND STOCK OPTIONS

Mirtronics the largest stockholder of the Company had outstanding warrants to purchase 620,000 shares of the Company's Common Stock, which were issued in 1998, and were exercisable at any time until December 31, 2003 at an exercise price of $.51 per share. Mirtronics exercised these warrants in December 2003 for a total consideration of $316,200.

During the six months ending March 31, 2004, employee stock options to purchase 66,384 shares of Common Stock were exercised for a total consideration of $35,410.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED MARCH 31, 2004

                                   (UNAUDITED)

6. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock option plan and warrants. The Company did not have stock based compensation for the three and six months ended March 31, 2004 or 2003.

                                                      Three Months ended March 31,           Six Months ended March 31,
Basic EPS Computation                                2004                2003                2004              2003
                                              -------------------------------------     ------------------------------------
  Net Income (Loss) available to common
       stockholders                             $   58,890          $   61,615          $  (67,406)       $   83,437
  Weighted average outstanding shares            4,718,991           3,748,850           4,441,037         3,748,850
  Basic EPS (Loss)                                    $.01                $.02              $(.02)              $.02
                                                      ====                ====              ======              =====


Diluted EPS Computation

Net Income (Loss) available to common
         stockholders                           $   58,890          $   61,615          $  (67,406)       $   83,437
                                                   =======             =======            =========         ========

Weighted-average shares-basic                    4,718,991           3,748,850           4,441,037         3,748,850
                                                 ---------           ---------           ----------         ---------
 Plus:  Incremental shares from
               assumed conversions
        Employee Stock Options                     147,680              96,134             153,707            74,128
        Warrants                                   312,032             405,800             535,051           292,288
                                                  --------             -------             -------           --------

   Dilutive potential common shares                459,712             501,934             688,758           366,416
                                                   -------             -------             -------           -------
   Adjusted weighted average shares diluted      5,178,703           4,250,784           5,129,795         4,115,266
                                                 ---------           ---------           ---------         ---------

    Diluted EPS (Loss)                                $.01                $.01               $(.01)             $.02
                                                      ====                ====               ======              ====

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED MARCH 31, 2004

                                   (UNAUDITED)

7. INVESTMENT IN SECURE 724 L.P.

On May 29, 2003, the Company (through a special purpose Nova Scotia subsidiary) acquired 25% of the equity of Secure 724 LP ("Secure 724 LP"), an Ontario limited partnership, from Nafund Inc. ("Nafund") in consideration of (a) 300,000 shares of Common Stock; (b) warrants to purchase 50,000 shares of Common Stock at $1.15 per share for 24 months; (c) agreeing to provide secured loans of up to Cdn$300,000 (which was approximately $229,000 U.S. at March 31, 2004) to Secure 724 LP pro rata with equity/loans to be provided by Nafund and tied to certain development milestones and (d) 150,000 shares of Common Stock to be issued in the future upon Secure 724 LP satisfying the milestones and Nafund providing the funding. Either the Company and/or Nafund can elect not to provide all or any part of the above funding (regardless of whether the milestones are attained). If milestones are attained and either the Company and/or Nafund elects not to provide all or part of the above funding it would have its equity reduced based on a formula.

The 25% investment in Secure 724 L.P. for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock was valued at $432,500. This investment is accounted for utilizing the equity method and is included in OTHER ASSETS. The underlying equity of this investment on the date of the transaction was approximately $73,000; resulting in goodwill of approximately $359,500; which will not be amortized but will be tested for impairment. For the three and six months ended March 31, 2004, a $12,000 and $32,000, respectively, adjustment to the equity investment was recorded to reflect the Company's 25% portion of the operating loss of Secure 724 LP.

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

8. OTHER EVENTS

RePort Business Solutions

On November 20, 2003, the Company's Board of Directors approved entering into a revised agreement to organize a new Ontario limited partnership to acquire and operate the business of RePort Business Solutions ("RePort") in partnership with NSC Holdings Inc. ("NSCH") and Nafund Inc. ("Nafund").

This transaction was originally submitted to the stockholders of Synergx for approval at its Annual Meeting on March 26, 2003 because two directors of Synergx are directors of Nafund and one is also a director and principal

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         SIX MONTHS ENDED MARCH 31, 2004

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

9. STOCK SPLIT

On July 7, 2003, the Company's Board of Directors declared a 2-for-1 stock split of its outstanding common stock. The stock split took the form of a dividend whereby the Company issued on July 25th to each shareholder of record at the close of business on July 18, 2003 one additional share for every share held on that date. The financial statements and footnotes have been retroactively adjusted to reflect this stock split.

10. 2004 NON-QUALIFIED STOCK OPTION PLAN

At the Company's annual meeting of stockholders on March 10, 2004 the Company and its stockholders adopted a new nonqualified stock option plan ("2004 Plan"). Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of its issued and outstanding shares from time to time. Options vest at the discretion of the Board of Directors at such time as the options are granted. Issuances under the new 2004 Plan are to be reduced by options outstanding under a 1997 nonqualified stock option plan (replaced by the new 2004 Plan). Options outstanding under the 1997 Plan will expire from June 2004 though December 31, 2005. As of March 31, 2004, there were 124,914 options outstanding under the 1997 Plan and none outstanding under the 2004 Plan.

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

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2004, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At March 31, 2004, $1,846,000 was owed under the Credit Facility.

Net cash (used) by operations for the six months ended March 31, 2004 amounted to ($763,783) as compared to cash being provided by operations of $157,773 for the comparable prior year period. The increase in cash being used by operations was due to a ($112,400) operating loss in the 2004 six month period compared to an operating profit of $174,400 in the comparable 2003 period and due to an increase in working capital requirements in order to fund an increase in inventory for projects expected to be shipped after March 31, 2004. The net cash outflow of ($763,783) from operations during 2004 coupled with equipment purchases of ($30,004) were funded by an increase of $590,176 in bank borrowing and from $316,200 of proceeds from exercise of warrants to purchase common stock by Mirtronics and $35,410 from exercise of stock options by employees to purchase common stock.

The ratio of the Company's current assets to current liabilities increased to approximately 2.88 to 1 at March 31, 2004 compared to 2.62 to 1 at March 31, 2003. The increase in the current ratio is due to an improvement in cash flow since March 31, 2003 due to the return to profitable operations through September 30, 2003, from $351,610 of proceeds from the exercise of warrants and employees stock options, and from a increase of $1.5 million of accounts receivable in 2004. Working capital increased by $1.4 million to $6.6 million at March 31, 2004 compared to $5.2 million at March 31, 2003; while bank borrowing increased by $961,000 since March 31, 2003.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

Revenues and Gross Profit

                                              Three Months Ended               Six Months Ended
                                                  March 31,                         March 31,
                                               2004      2003                  2004        2003
                                               ----      ----                  ----        ----
                                                         (In thousands of dollars)
           Product Revenue                   $4,160     $3,514               $7,179       $6,805
           Subcontract Revenue                   65        172                  144          443
           Service Revenue                    1,165      1,103                2,269        2,178
           Total Revenue                      5,390      4,789                9,592        9,426

           Gross Profit Product               1,345      1,242                2,261        2,270
           Gross Profit Subcontract              10         27                   24           87
           Gross Profit Service                 328        321                  634          668
           Total Gross Profit                 1,683      1,590                2,919        3,025

           Gross Profit Product %               32%        35%                  31%          33%
           Gross Profit Subcontract %           15%        16%                  17%          20%
           Gross Profit Service %               28%        29%                  28%          31%

Revenues

The Company's product revenues during the three and six months ended March 31, 2004 increased from the comparable prior year periods, representing increases of 18% and 6% for the respective periods. These increases in product revenues resulted from an improvement in economic activity in both the Company's principal New York City market and its Dallas, Texas market. The product revenue increase during current quarter reflects strong improvement in Dallas and revenues from New York City transit projects where approvals for production and shipment were delayed last quarter and were released in the current period. However, the increase in product revenues still reflects softness in the Company's New York City market for its other products. Product revenues in our Dallas, Texas market area improved significantly from very low 2003 levels. In the Dallas, Texas market, higher product revenues resulted from certain costs reduction initiatives implemented during the last fifteen months, which allowed the Company to price aggressively in that competitive market. We are continuing to quote business aggressively in both that area and in the New York City metropolitan area.

Subcontract revenue decreased during the current three and six month periods as the Company was responsible for various small electrical installations during the 2004 periods which in the aggregate were less than two large electrical installation projects in 2003.

Service revenues increased during the current three and six month periods of 2004. The increase in both periods is primarily due to an increase in service contracts as the Company expanded its service base into the Long Island, NY market for fire alarm systems. In addition, the 2004 periods benefited from call-in service related to several new customers added during the current quarter.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Gross Profit

Gross profit on product revenues for the three months ended March 31, 2004, increased 8% compared to the respective prior year period. The increase in absolute gross profit is primarily related to higher product sales (noted above) and related gross margin. However, gross profit on product revenues for the six months ended March 31, 2004 decreased 1% even though products revenues increased 6% for this period. The decrease in absolute gross profit during the current six months period reflects lower profit margins resulting from aggressive pricing and from an increase in certain overhead costs. Over the last two years certain project engineers were added to support product expansion in a effort to increase products sales to a higher level. While the Company's fixed overhead cost base increased the product revenue increase did not occur by March 31, 2004. The decrease in gross profit percentage during the current three and six month periods is due to a combination of lower than anticipated sales with increased overhead, and aggressive pricing (particularly in the Dallas market area) in order to book new business.

Gross profit related to subcontract revenues for the three and six months ended March 31, 2004 decreased in absolute terms as the Company was responsible for a smaller amount of electrical installation. However, the gross profit percentage was lower during the three and six months of 2004 as markups on electrical installation were lower due to the competitive environment during this period.

Gross profit on service revenues for the three months ended March 31, 2004 increased due to the increase in service contract revenues. Gross profit from service revenues during the six months ended March 31, 2004 decreased in spite of an increase in service revenues. The gross profit decline for this period was due to an increase in technicians to support higher service revenues, salary increases, and technicians moving up to higher paying categories. These cost increases could not be fully absorbed by price increases to service contracts or by additional call-in service revenue.

Income Before Tax

The decline in income before income taxes during the three and six months ended March 31, 2004 is primarily due to the decrease in gross lower profit margins resulting from aggressive pricing in Dallas to obtain business and from an increase in certain overhead costs to support product expansion in New York in an effort to increase product sales to a higher level. This decline in income before tax was also caused by lower gross profit from subcontract revenues
(three and six months of 2004) and from lower gross profit on service revenues during the six months of 2004. In addition, selling, general and administrative expenses increased (7% and 5% during the three and six months of 2004, respectively) due to higher insurance costs in 2004 and from additional management and sales staff to support product expansion directed at increased levels. Interest expense increased during 2004 due to higher borrowing levels. For the three and six month periods of 2004 the Company recorded a loss of $12,000 and $32,000, respectively, on its equity in the operating loss of Secure 724 LP.

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

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Order Position

The Company's order position, excluding service, at March 31, 2004 amounted to $15,800,000 as compared to $16,500,000 at September 30, 2003 and $14,100,000 at
March 31, 2003. These historically high levels of order position reflects recent large new orders received for several subway complexes which will be deliverable over several years as the projects are released and reflects recent increased new orders in our Dallas, Texas Market area.. In addition, the backlog includes $2.5 million of orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 24 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.


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

Item 3.  Defaults Upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Registrant's Annual Meeting of Stockholders was held on March 10, 2004. At the meeting, Stockholders considered and voted upon:

     (1)  the election of seven (7) directors to Synergx's Board of Directors,

     (2) the selection of Marcum & Kleigman LLP as Synergx's independent auditiors for the fiscal year ending September 2004

     (3)  to adopt the 2004 Non-Qualified Stock Option Plan.

         The seven nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.

                          MATTER                              FOR                AGAINST              ABSTAINED
         -------------------------------------------------------------------------------------------------------
         Daniel Tamkin                                  4,446,866                    3,828                    0
         John Poserina                                  4,446,866                    3,828                    0
         Henry Schnurbach                               4,446,866                    3,828                    0
         Joseph Vitale                                  4,446,866                    3,828                    0
         Dennis McConnell                               4,446,800                    3,894                    0
         J Ian Dalrymple                                4,446,824                    3,870                    0
         Mark I. Litwin                                 4,446,824                    3,870                    0
         --------------------------------------------------------------------------------------------------------
         Auditors                                       4,444,597                    2,068                4,029
         --------------------------------------------------------------------------------------------------------
         Adoption   2004 Non-Qualified Stock            2,701,781                  47,840               15,650
         Option Plan
         --------------------------------------------------------------------------------------------------------

Item 5.   Other Information.

          On January 30, 2004, the Company filed a post-effective amendment No. 1 to Form S-8 Registration Statement (Reoffer Prospectus) for 86,322 shares of Common Stock which provides for the sales thereof by certain executive officers and directors.

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

                                          SYNERGX SYSTEMS INC
                                          (Registrant)


                                          /s/ JOHN A. POSERINA
                                          ------------------------------
                                           John A. Poserina,
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer), Secretary
                                           And Director
Date:  May 12, 2004