Form 10QSB
period 2004-06-30
SYNERGX SYSTEMS INC
filed 2004-08-04
CIK 823130

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended           June 30, 2004
                                                    -------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from             to

             Commission file number                0-17580
                                                   -------

                              SYNERGX SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                              11-2941299
--------------------------------------                  -----------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2004, 4,896,862 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[   ]     No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                 Page

     Item 1.  Financial Statements.

     Condensed Consolidated Balance Sheet at June 30, 2004                   3

     Condensed Consolidated Statements of Operations for the Three and
          Nine Month Periods Ended June 30, 2004 and 2003                    5

     Condensed Consolidated Statements of Cash Flows for the Three and
          Nine Month Periods Ended June 30, 2004 and 2003                    6

     Notes to Condensed Consolidated Financial Statements                    7

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      12

     Item 3.   Controls and Procedures                                      16

Part II - Other Information

     Item 1.  Legal Proceedings.                                            17

     Item 2.  Changes in Securities.                                        17

     Item 3.  Defaults Upon Senior Securities.                              17

     Item 4.  Submission of Matters to a Vote of Security Holders.          17

     Item 5.  Other Information.                                            17

     Item 6.  Exhibits and Reports on Form 8-K                              17

     Signatures                                                             18

                         Part I - FINANCIAL INFORMATION

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                                  June 30,
                                                                    2004
                                                               -------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $   408,618
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $411,541                           6,582,537
  Inventories                                                    3,220,590
  Deferred taxes                                                   307,400
  Prepaid expenses and other current assets                        520,118
                                                                -----------
               TOTAL CURRENT ASSETS                             11,039,263
                                                                -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,485,671         358,487

OTHER ASSETS                                                       660,929

                                                                         -

                                                                         -
                                                                -----------
               TOTAL ASSETS                                    $12,058,679
                                                                -----------

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unauditied)


                                                                  June 30,
                                                                    2004
                                                                -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes and capital leases payable - current portion         $    31,357
   Accounts payable and accrued expenses                        3,014,238
   Deferred revenue                                               490,604
                                                                ----------
               TOTAL CURRENT LIABILITIES                        3,536,199



   Note payable to bank                                         2,180,676
   Notes and capital leases payable - less current portion         27,157
   Deferred taxes                                                  19,900
                                                                ----------
               TOTAL LIABILITIES                                5,763,932
                                                                ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 4,896,862 shares             4,897
  Capital in excess of par                                      6,564,262
  Accumulated deficit                                            (274,412)
                                                                ----------
                                                                6,294,747
                                                                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $12,058,679
                                                               ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             For the  Three Months Ended June 30,
                                                                                 2004                 2003
                                                                              ----------            -----------
Product sales                                                                 $4,808,106            $3,442,433
Subcontract sales                                                                117,338                65,250
Service revenue                                                                1,155,628             1,150,175
                                                                               ----------            ----------
Total revenues                                                                 6,081,072             4,657,858
                                                                               ----------            ----------


Cost of product sales                                                          3,007,134             2,280,600
Cost of subcontract sales                                                         95,110                59,736
Cost of service                                                                  812,035               810,267
Selling, general and administrative                                            1,579,157             1,367,466
Interest expense                                                                  18,823                20,191
Depreciation and amortization                                                     44,223                43,530
Loss on equity  investment                                                        20,000
                                                                               ----------            ----------
                                                                               5,576,482             4,581,790
                                                                               ----------            ----------
Income before provision for
  income taxes                                                                   504,590                76,068
                                                                               ----------            ----------
Provision for income taxes:
   Current                                                                       195,800                34,000
   Deferred                                                                        7,200
                                                                               ----------            ----------
                                                                                 203,000                34,000

                                                                               ----------            ----------
Net Income                                                                    $  301,590            $   42,068
                                                                               ==========            ==========
Earnings per common share
  Basic earnings per share                                                         $0.06                 $0.01
                                                                                   =====                 =====
  Diluted earnings per share                                                       $0.06                 $0.01
                                                                                   =====                 =====

Weighted average number of common shares outstanding                           4,788,312             3,851,048

Weighted average number of common and dilutive
  common shares outstanding                                                    5,116,631             4,519,456

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              For the Nine Months Ended June 30,
                                                                                 2004                 2003
                                                                              ----------            -----------
Product sales                                                                $11,987,372           $10,247,462
Subcontract sales                                                                260,873               508,433
Service revenue                                                                3,424,804             3,328,246
                                                                              -----------           -----------
Total revenues                                                                15,673,049            14,084,141
                                                                              -----------           -----------


Cost of product sales                                                          7,925,411             6,816,016
Cost of subcontract sales                                                        214,778               415,444
Cost of service                                                                2,447,012             2,320,164
Selling, general and administrative                                            4,449,676             4,103,325
Interest expense                                                                  59,318                47,583
Depreciation and amortization                                                    132,670               131,104
Loss on equity  investment                                                        52,000
                                                                              -----------           -----------
                                                                              15,280,865            13,833,636
                                                                              -----------           -----------

Income before provision for income taxes                                         392,184               250,505
                                                                              -----------           -----------
Provision for income taxes:
   Current                                                                       168,000               122,000
   Deferred                                                                      (10,000)                3,000
                                                                              ------------          -----------
                                                                                 158,000               125,000

                                                                              -----------           -----------
Net Income                                                                      $234,184              $125,505
                                                                              ===========           ===========
Earnings Per Common Share
  Basic Earnings Per Share                                                         $0.05                 $0.03
                                                                                   =====                 =====
  Diluted Earnings Per Share                                                       $0.05                 $0.03
                                                                                   =====                 =====

Weighted average number of common shares outstanding                           4,555,944             3,782,916

Weighted average number of common and dilutive
   common share equivalents outstanding                                        5,064,697             4,284,851

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the Nine Months Ended June 30,
                                                                                  2004                 2003
                                                                                -------               ---------
OPERATING ACTIVITIES
Net income                                                                    $  234,184            $  125,505
 Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                           132,670               131,104
         Deferred (benefit) tax                                                  (10,000)                3,000
         Provision for doubtful accounts                                               -                (7,483)
         Loss on equity investment                                                52,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                         (788,616)             (281,962)
    Inventories                                                                 (772,020)             (404,535)
    Prepaid expenses and other current assets                                    (64,922)              (58,208)
    Other assets                                                                 (18,875)              (64,288)
    Accounts payable and accrued expenses                                         87,974                36,140
    Deferred revenue                                                              55,713                57,175
                                                                               ----------            ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (1,091,892)             (463,552)
                                                                               ----------            ----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                            (67,426)             (130,875)
                                                                               ----------            ----------
NET CASH USED IN INVESTING ACTIVITIES                                            (67,426)             (130,875)
                                                                               ----------            ----------
FINANCING ACTIVITIES
  Principal payments on notes payable and capital lease obligations              (98,620)             (122,676)
  Payments and proceeds from revolving line of credit - net                      925,173
  Proceeds from exercise of stock options and warrants                           448,197               657,283
                                                                               ----------            ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            1,274,750               534,607
                                                                               ----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             115,432               (59,820)

Cash and cash equivalents at beginning of period                                 293,186               200,201
                                                                               ----------            ----------
Cash and cash equivalents at end of period                                    $  408,618            $  140,381
                                                                               ==========            ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                             $  130,519            $   67,476
     Interest                                                                 $   70,416            $   48,511

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended June 30, 2004 and 2003, the Company incurred no capital lease obligations for the acquisition of equipment.

In the quarter ended June 30, 2003, Synergx purchased from Nafund Inc. a 24.99% investment in Secure 724 in exchange for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock, with an aggregated market value of $432,500, which is included in OTHER ASSETS (See Note 7)

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 2004

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2003.

2. REVENUE RECOGNITION

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at June 30, 2004 and 2003 and have been included in accounts receivable. There were no billing in excess of costs and estimated profits at June 30, 2004 and 2003.

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

Service revenue from separate maintenance contracts is recognized on a straight-line basis over the term of the respective contract, which is generally one year. Non-contract service revenue is recognized when services are performed.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2004

                                   (UNAUDITED)

3. INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

4. LONG TERM DEBT

On October 9, 2003, the Company entered into a new $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility has an interest rate of prime plus 1/4% on outstanding balances (4.25% at June 30, 2004) and expires in October 2005. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.

Initial proceeds from the new Credit Facility were used to pay off a former credit facility with Citizens Business Credit. At June 30, 2004, the full amount of the Credit Facility was available under the borrowing base calculation and $2,181,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At June 30, 2004 the Company was not in default with any of its financial covenants.

5. EXERCISE OF WARRANTS AND STOCK OPTIONS

Genterra Inc. (formerly Mirtronics Inc.) the largest stockholder of the Company had outstanding warrants to purchase 620,000 shares of the Company's Common Stock, which were issued in 1998, and were exercisable at any time until December 31, 2003 at an exercise price of $.51 per share. Genterra exercised these warrants in December 2003 for a total consideration of $316,200.

On June 15, 2004, an unaffiliated investor exercised warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $70,000. These warrants were part of a private placement of 340,000 units sold for $.70 per Unit. Each unit consists of one share of Common Stock and one warrant to purchase an additional share of Common Stock at $.70 per share for a period of 24 months from September 30, 2002. The remaining 240,000 warrants are outstanding as of June 30, 2004.

During the nine months ending June 30, 2004, employees exercised stock options to purchase 115,718 shares of Common Stock for a total consideration of $61,997.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2004

                                   (UNAUDITED)

6. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock option plan and warrants. The Company did not have stock based compensation for the three and nine months ended June 30, 2004 or 2003.

                                              Three Months ended June 30,              Nine Months ended June 30,
Basic EPS Computation                            2004                 2003               2004                   2003
                                       -------------------------------------         ----------------------------------
    Net Income available to common
       stockholders                            $301,590             $42,068            $234,184              $125,505
Weighted average outstanding shares           4,788,312           3,851,048           4,555,944             3,782,916
    Basic EPS                                      $.06                $.01                $.05                  $.03
                                                   ====                ====                ====                  ====


Diluted EPS Computation

Net Income available to common
         stockholders                          $301,590             $42,068            $234,184              $125,505
                                               ========             =======            ========              ========

Weighted-average shares-basic                 4,788,312           3,851,048           4,555,944             3,782,916
                                              ---------           ---------           ---------             ---------
   Plus: Incremental shares from
            assumed conversions
         Employee Stock Options *                87,863             122,795             125,746                96,135
         Warrants                               240,456             545,613             383,007               405,800
                                                -------             -------             -------               -------
    Dilutive potential common shares            328,319             668,408             508,753               501,935
                                                -------             -------             -------               -------
    Adjusted weighted average shares diluted  5,116,631           4,519,456           5,064,697             4,284,851
                                              ---------           ---------           ---------             ---------

    Diluted EPS                                    $.06                $.01                $.05                  $.03
                                                   ====                ====                ====                  ====

*50,000 warrants were antidilutive in the nine month period ending June 30, 2003 and therefore not included in the above calculation.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2004

                                   (UNAUDITED)

7. INVESTMENT IN SECURE 724 L.P.

On May 29, 2003, the Company (through a special purpose Nova Scotia subsidiary) acquired 25% of the equity of Secure 724 LP ("Secure 724 LP"), an Ontario limited partnership, from Nafund Inc. ("Nafund") in consideration of (a) 300,000 shares of Common Stock; (b) warrants to purchase 50,000 shares of Common Stock at $1.15 per share for 24 months; (c) agreeing to provide secured loans of up to Cdn$300,000 (which was approximately $229,000 U.S. at June 30, 2004) to Secure 724 LP pro rata with equity/loans to be provided by Nafund and tied to certain development milestones and (d) 150,000 shares of Common Stock to be issued in the future upon Secure 724 LP satisfying the milestones and Nafund providing the funding. Either the Company and/or Nafund can elect not to provide all or any part of the above funding (regardless of whether the milestones are attained). If milestones are attained and either the Company and/or Nafund elects not to provide all or part of the above funding it would have its equity reduced based on a formula.

The 25% investment in Secure 724 L.P. for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock was valued at $432,500. This investment is accounted for utilizing the equity method and is included in OTHER ASSETS. The underlying equity of this investment on the date of the transaction was approximately $73,000; resulting in goodwill of approximately $359,500; which will not be amortized but will be tested for impairment. For the three and nine months ended June 30, 2004, a $20,000 and $52,000, respectively, an adjustment to the equity investment was recorded to reflect the Company's 25% portion of the operating loss of Secure 724 LP.

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

Secure 724 LP is proceeding with the UL certification process and developing a GSM/GPRS version for communication with any standard monitoring station as well as all functionality of the 724 interactive.

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

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED JUNE 30, 2004

                                   (UNAUDITED)

8. OTHER EVENTS (Continued)

This transaction was originally submitted to the stockholders of Synergx for approval at its Annual Meeting on March 26, 2003 because two directors of Synergx are directors of Nafund and one is also a director and principal of NSCH. Management believes that the revised structure and consideration are within the scope of the stockholder approval received at the annual meeting in March 2003.

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

10. 2004 NON-QUALIFIED STOCK OPTION PLAN

At the Company's annual meeting of stockholders on March 10, 2004 the Company and its stockholders adopted a new nonqualified stock option plan ("2004 Plan"). Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of its issued and outstanding shares. Options vest at the discretion of the Board of Directors at such time as the options are granted. Issuances under the new 2004 Plan are to be reduced by options outstanding under a 1997 nonqualified stock option plan (replaced by the new 2004 Plan). Options outstanding under the 1997 Plan will expire from June 2004 though December 31, 2005. As of June 30, 2004, there were 75,580 options outstanding under the 1997 Plan and none outstanding under the 2004 Plan.

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

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At June 30, 2004, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At June 30, 2004, $2,181,000 was owed under the Credit Facility.

Net cash used by operations for the nine months ended June 30, 2004 amounted to $1,091,890 as compared to cash used by operations of $463,552 for the comparable prior year period. The increase in cash being used by operations was due to an increase in working capital requirements in order to fund an increase in accounts receivable that resulted from significantly higher sales in 2004 and from an increase in inventory for projects expected to be shipped after June 30, 2004. The net cash outflow of $1,091,890 from operations during 2004 coupled with equipment purchases of $67,426 were funded by an increase of $925,176 in bank borrowing and from $316,200 of proceeds from exercise of warrants to purchase common stock by Genterra Inc. (formerly Mirtronics Inc.), $70,000 of proceeds from exercise of warrants to purchase common stock by an unaffiliated investor and $61,997 from exercise of stock options by employees to purchase common stock.

The ratio of the Company's current assets to current liabilities increased to approximately 3.12 to 1 at June 30, 2004 compared to 2.77 to 1 at June 30, 2003. The increase in the current ratio is due to an improvement in cash flow since June 30, 2003 due to the continued profitable operations through June 30, 2004, from $448,197 of proceeds from the exercise of warrants and employees stock options, and from a increase of $789,000 of accounts receivable in 2004. Working capital increased by $1.7 million to $7.5 million at June 30, 2004 compared to $5.8 million at June 30, 2003; while bank borrowing increased by only $734,000 since June 30, 2003.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

Revenues and Gross Profit

                                              Three Months Ended       Nine Months Ended
                                                   June 30,                June 30,
                                              2004        2003         2004       2003
                                              ----        ----         ----       ----
                                                    (In thousands of dollars)
               Product Revenue              $ 4,808    $ 3,443       $11,987    $10,248
               Subcontract Revenue              117         65           261        508
               Service Revenue                1,156      1,150         3,425      3,328
               Total Revenue                  6,081      4,658        15,673     14,084

               Gross Profit Product           1,801      1,161         4,062      3,431
               Gross Profit Subcontract          22          5            46         93
               Gross Profit Service             344        340           978      1,008
               Total Gross Profit             2,167      1,506         5,086      4,532

               Gross Profit Product %            37%        34%           34%        33%
               Gross Profit Subcontract %        18%         8%           18%        18%
               Gross Profit Service %            30%        30%           29%        30%

Revenues

The Company's product revenues during the three and nine months ended June 30, 2004 increased 40% and 17% respectively from the comparable prior year periods due to improved economic activity in both the Company's principal New York City market and its Dallas, Texas market. The Company experienced exceptionally strong improvement in Dallas compared to very low 2003 levels and higher revenues from New York City transit projects that resulted from product releases from our customers. In the Dallas, Texas market, higher product revenues resulted from certain costs reduction initiatives implemented during the last eighteen months, which allowed the Company to price aggressively in that competitive market. We are continuing to quote business aggressively in both that area and in the New York City metropolitan area.

Subcontract revenue increased during the current three month period due to an increase in the number of small jobs where the Company was responsible for electrical installation. Subcontract revenue decreased during the current nine month period as the Company was responsible for various small electrical installations during the 2004 period which in the aggregate were less than two large electrical installation projects in 2003.

Service revenues increased slightly during the current three and nine month periods of 2004 due to an increase in service contracts as the Company expanded its fire alarm service base into the Long Island, NY market. The Company also secured several new fire alarm customers in the New York City market. These increases in service contract revenue more than offset a decrease in call-in service revenue.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Gross Profit

Gross profit on product revenues for the three and nine months ended June 30, 2004, increased 55% and 18%, respectively, compared to the respective prior year periods. The increase in absolute gross profit is primarily related to higher product sales (noted above) and related gross margin. The increase in gross profit percentage during the current three and nine month periods is primarily due to higher sales on which to absorb overhead in both our Dallas and New York City market areas. The higher sales in Dallas resulted from aggressive pricing in order to book new business.

Gross profit related to subcontract revenues for the three months ended June 30, 2004 increased in absolute terms as the Company was responsible for a larger amount of electrical installations. In contrast, the three months of 2003 had a lower gross profit percentage due to the competitive environment during this period. However, gross profit for the nine months ended June 30, 2004 declined due to the reduction in subcontract work (electrical installation by others). The gross profit percentage during the three and nine months of 2004 were back to normal markups on electrical installation.

Gross profit on service revenues for the three months ended June 30, 2004 was basically unchanged as service revenues were only up slightly compared to the prior year period. Gross profit and the gross profit percentage from service revenues during the nine months ended June 30, 2004 decreased in spite of an increase in service revenues. The gross profit decline was due to an increase in technicians to support higher service revenues, salary increases, and technicians moving up to higher paying categories. These cost increases could not be fully absorbed by price increases due to competitive market pricing.

Income Before Tax

The increase in income before income taxes during the three and nine months ended June 30, 2004 of 563 % and 57%, respectively, is primarily due to the higher gross profit margins resulting from increased product sales in New York and Dallas. In addition, selling, general and administrative expenses increased (15% and 8% during the three and nine months of 2004, respectively) due to higher insurance costs in 2004 and from additional management and sales staff to support product expansion directed at increased sales levels. Interest expense increased during 2004 due to higher borrowing levels. For the three and nine month periods of 2004 the Company recorded a loss of $20,000 and $52,000, respectively, on its equity in the operating loss of Secure 724 LP.

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

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Order Position

The Company's order position, excluding service, at June 30, 2004 amounted to $15,155,000 as compared to $16,500,000 at September 30, 2003 and $14,800,000 at
June 30, 2003. These strong levels of order position reflects recent large new orders received for several subway complexes which will be deliverable over several years as the projects are released and reflects recent increased new orders in our Dallas, Texas Market area.. In addition, the backlog includes $2.1 million of orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 24 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Not Applicable

Item 2.  Changes in Securities.

     Genterra Inc (formerly Mirtronics Inc) the largest stockholder of the Company had outstanding warrants to purchase 620,000 shares of the Company's Common Stock, which were issued in 1998, and were exercisable at any time until December 31, 2003 at an exercise price of $.51 per share. Genterra Inc.exercised these warrants in December 2003 for a total consideration of $316,200.

     On June 15, 2004, an unaffiliated investor exercised warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $70,000. These warrants were part of a private placement of 340,000 units sold for $.70 per Unit. Each unit consists of one share of Common Stock and one warrant to purchase an additional share of Common Stock at $.70 per share for a period of 24 months from September 30, 2002. The remaining 240,000 warrants are outstanding as of June 30, 2004.

     During the nine months ending June 30, 2004, employees exercised stock options to purchase 115,718 shares of Common Stock for a total consideration of $61,997.

Item 3.  Defaults Upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

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

                                            SYNERGX SYSTEMS INC
                                            (Registrant)


                                            /s/ John A. Poserina
                                            ------------------------------
                                            John A. Poserina,
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer), Secretary
                                            And Director
Date:  August 4, 2004