Form 10KSB
period 2004-09-30
SYNERGX SYSTEMS INC
filed 2004-12-16
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                         Commission File Number 0-17580

                               SYNERGX SYSTEMS INC
              (Exact name of Small Business Issuer in its charter)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year: $21,790,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 7, 2004 was $10,092,830

     As of December 13, 2004, the Registrant had 5,136,862 shares of Common Stock outstanding.

Documents Incorporated by Reference: Definitive Proxy Statement to be filed.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company

     Synergx Systems Inc. ("Synergx" or the "Company") is a Delaware corporation organized in October 1988 to acquire controlling interests in companies engaged in the design, manufacture, distribution, sale and servicing of fire, life safety security, audio-video, communication energy management, intercom, and other systems. Reference to Synergx or the Company include operations of each of its subsidiaries except where the context otherwise requires. Synergx's business is conducted through subsidiaries in the New York City metropolitan area and Dallas, Texas.

     Synergx conducts its business in New York principally through Casey Systems Inc. ("Casey") its wholly owned subsidiary located in Long Island, New York and in Texas through General Sound (Texas) Company ("General Sound") its wholly owned subsidiary in Dallas, Texas.

Synergx  Products

     Synergx designs, manufactures, markets and sells its own proprietary life safety and communication systems and also engineers, distributes, markets and sells systems and products manufactured by other parties. Synergx's proprietary product line features the COMTRAK 1720 and 2000 Life Safety Systems and the TELTRAK Communications System.

     In 1973, New York City passed Local Law 5 requiring that all office buildings of 100 feet or more be outfitted with smoke detectors, manual and audio communicating systems for life safety and fire reporting purposes. In anticipation of the demand that this legislation would create for equipment and systems employing improved technology and design features, Synergx engaged in extensive research and development which led to its proprietary COMTRAK 1720 Life Safety System which has been installed in numerous buildings since the early 1980's.

     To meet the challenges of more stringent code requirements and a sluggish market for new construction, Synergx developed its new generation proprietary COMTRAK 2000 Life Safety System which utilizes the latest technology to not only meet the current code requirements, and satisfy the "wish list" of current COMTRAK customers, but many likely future code requirements as well. One of the improvements incorporated into the COMTRAK 2000 is a Fire Command Station which offers a color CRT display system along with three sectional displays. These features provide the operator with a wide variety of pertinent information, allowing for quicker response, which is critical in an emergency. In addition, the expanded memory capability of the new Fire Command Station enables a single station to control multi-building projects and permits simplified operation. COMTRAK 1720 and 2000 Systems are operating in approximately 100 buildings in New York City. Synergx has approvals from FM Approvals and various New York City agencies for the COMTRAK 1720 and COMTRAK 2000 System. Synergx has contracts or otherwise supports numerous additional buildings featuring third party systems. Casey is a strategic partner with Edwards Systems Technology ("EST"), a leading manufacturer of fire and security systems. Most of Casey's new life safety system sales now feature EST products and systems or interfaced COMTRAK-EST systems.

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

Other Products

     In the past eight years Synergx has sought to diversify its product lines to establish a greater base to absorb product support, R & D and other overhead and to provide product and customer diversification. To that end, Synergx has augmented its established position in marketing engineered life safety systems (proprietary and third party) by developing a significant business in engineered sound systems for application to a variety of users including, commercial establishments, hospitals, educational facilities and transit facilities (e.g. subway stations). Synergx has developed a focused unit with a high level of experience to penetrate this niche market with significant success as a substantial portion of Synergx's order position derives from this effort. In addition, Synergx organized new marketing units to focus on marketing, engineering and servicing systems and products manufactured by third parties, particularly national manufacturers. These marketing units are service oriented organizations which focus on close relationships with customers and key suppliers. During the last three years, Synergx has added marketing personnel and new security products from other manufacturers to accelerate its focus into the security market for the sale of products and services in the New York Metropolitan area.

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

Service

     Synergx continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and are intensifying efforts to market service to COMTRAK, EST and other Synergx projects coming out of warranty and the renewal of such contracts. To improve customer service, Synergx maintains an office in New York City which houses its New York service management.

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


Secure 724 LP

     Synergx has a 25% investment in Secure 724 LP a Canadian research, development and marketing group which has developed technology to transmit alarm and other data from a secured site to a command center and to multiple Blackberry wireless handheld devices and/or cellular phones and to transmit commands or programming instructions to a wide variety of building systems. Casey is evaluating methods of integrating this technology into its existing products and systems to offer customers a wireless communication solution.

Research and Development

     During the fiscal years ended September 30, 2004 and 2003, Synergx spent approximately $160,000 and $155,000, respectively, for research and development of Synergx's life safety and communication systems.

Customers and Suppliers

     For the fiscal years ended September 30, 2004 and 2003, no customer accounted for more than 10% of Synergx's revenues. One supplier accounted for 9% and 11% of Synergx's cost of sales in the years ended September 20, 2004 and 2003, respectively.

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

Employees

     Synergx and its subsidiaries have 128 full time employees, including 41 New York hourly employees that are covered by a Collective Bargaining Agreement expiring July 2005.


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


ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 15,700 square feet of office, manufacturing and warehouse space in Syosset, New York under a seven year lease expiring June 2007. The rental schedule provides for monthly rent of $13,966 during the first and second years of the initial term and with 3.3% yearly increases for the third through seventh years.

     The Company has a lease for its service center in New York City that became effective August 2002 and runs through December 31, 2009. The lease is for office and warehouse space and provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Synergx's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol and since May 2002 under the "SYNX" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 2002 through September 30, 2004 which quotations were obtained from the National Association of Securities Dealers Inc. (adjusted for a 2 for 1 stock split in July 2003)

  Common Stock                 Bid                             Ask
  Quarter Ended         High          Low              High          Low

December 31, 2002       .725         .500              .750          .565
March 31, 2003         1.225         .570             1.275          .580
June 30, 2003          1.500        1.100             1.550         1.125
September 30, 2003     4.175        2.550             4.350         2.650
December 31, 2003      4.000        2.860             4.000         2.970
March 31, 2004         6.010        2.470             6.100         2.700
June 30, 2004          9.820        2.810             9.950         2.830
September 30, 2004     4.090        1.750             4.110         1.810



     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 13 2004, there were 442 record holders of Synergx's Common Stock.

     On December 7, 2004, the closing bid and ask prices for the Common Stock were $3.850 and $3.790, respectively.

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

     On September 30, 2002, the Company sold 340,000 units ("Units") in a private placement to an unaffiliated investor for $.70 per Unit. Each Unit consists of one share of Common Stock and one warrant (the "Warrant") to purchase an additional share of Common Stock at $.70 for a period of 24 months from September 30, 2002. These warrants were exercised in August and September 2004.

     On May 29, 2003 the Company acquired 25% of Secure 724 LP by issuing to Nafund Inc., a Toronto based private equity fund affiliated with two of the Company's Directors, 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock at $1.15 share until May 29, 2005. The acquisition also called for the issuance of an additional 150,000 shares of Common Stock if Secure 724 LP satisfies certain development milestones by a target date and Nafund provides certain funding. The requirement to issue these additional shares expired as the milestones were not achieved by the target date.

Registration of Shares of Common Stock

     The Company filed a Form S-3 registration statement, which became effective June 27, 2003. The registration statement was for an aggregate of 1,220,000 shares which provided for the registration of 680,000 in the private placement noted above and for 200,000 shares in connection the investment in Secure 724 LP, and 340,000 shares to two other private investors.

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

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At September 30, 2004, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At September 30, 2004, $1,916,000 was owed under the Credit Facility.

     Net cash used by operations for the year ended September 30, 2004 amounted to $319,000 as compared to cash provided by operations of $57,000 for the comparable prior year. The increase in cash being used by operations was primarily due to an increase in working capital requirements to fund an increase in accounts receivable resulting from significantly higher sales in 2004 and from an increase in inventory for projects expected to be shipped after September 30, 2004. The net cash outflow of $319,000 from operations during 2004 coupled with equipment purchases of $232,000 were funded by an increase of $660,000 in bank borrowing. In addition, financing activities included $316,200 of proceeds from exercise of warrants to purchase common stock by Genterra Inc., $238,000 of proceeds from exercise of warrants to purchase common stock by an unaffiliated investor and $62,000 from exercise of stock options by employees to purchase common stock under the Company's stock option plan.

     The ratio of the Company's current assets to current liabilities increased to approximately 3.45 to 1 at September 30, 2004 compared to 2.65 to 1 at September 30, 2003. The increase in the current ratio is due to an improvement in cash flow due to continued profitable operations in 2004 from $616,000 of proceeds from the exercise of warrants and employees stock options, and from a $599,000 increase in accounts receivable in 2004. Working capital increased by $1.8 million to $7.5 million at September 30, 2004 compared to $5.7 million at September 30, 2003 (including $635,000 from an increase in cash); while bank borrowing increased by only $660,000 since September 30, 2004.


RESULTS OF OPERATIONS

Revenues and Gross Profit

                                            For the years ended September 30,
                                              2004                  2003
                                                     (In thousands)
Product Sales                               $16,720               $14,720
Subcontract Sales                               590                   643
Service Revenue                               4,480                 4,451
                                             ------               -------
       Total Revenue                        $21,790               $19,814

Product Gross Margin                       $  5,630              $  5,081
Subcontract Gross Margin                        106                   116
Service Gross Margin                          1,291                 1,298
                                              -----                 -----
        Total Gross Margin                 $  7,027              $  6,495

Gross Profit Product %                          34%                   35%
Gross Profit Subcontractor %                    18%                   18%
Gross Profit Service %                          29%                   29%
                                                ---                   ---
         Total Gross Profit %                   32%                   33%



Revenues

     The increase in product revenues resulted from improved economic activity in both the Company's principal New York City market and its Dallas, Texas market. The majority of the increase came from our Dallas, Texas market as the Company experienced exceptionally strong product revenues compared to very low 2003 levels, improved product revenues from New York City transit projects that resulted from releases from our customers, and from higher sales of railcar communication products. In the Dallas, Texas market, higher product revenues resulted from certain cost reduction initiatives implemented during the last two years, which allowed the Company to price aggressively in that competitive market. The Company is continuing to quote business aggressively in both the Dallas, Texas and New York City metropolitan area.

     Subcontract revenue decreased during 2004 as the Company was responsible for various small electrical installations in 2004 which in the aggregate accounted for less revenue than two large electrical installation projects generated in 2003.

     Service revenues increased 1% during 2004 primarily due to higher service revenue from service contracts which offset a decrease in call-in service on fire alarm systems (replacement parts and service required by buildings). Lower call-in service resulted in part from certain customers converting to "all in" contracts that covers call-in service.


Gross Profit

     Gross profit margin from product revenues increased 11% to $5,630,000 due to higher product sales (noted above) and related gross margin. Gross profit margin as a percentage of product revenues was 34% in 2004 compared to 35% in 2003. This decline in gross profit percentage was due to aggressive pricing necessary to obtain higher sales.

     Gross profit margin related to subcontract revenues for 2004 decreased in absolute terms as the Company was responsible for a smaller amount of electrical installation by third parties (subcontract work).

     Gross profit margin from service revenues decreased slightly during 2004 due to lower call-in service revenue. Gross profit is normally higher on call in maintenance service for fire alarm systems.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S G &A") increased by 5% in 2004 over 2003 primarily as a result of the Company's continued expansion of its marketing programs for new products and from higher insurance costs. During the last two years additional staffing was added to address the markets for audio/visual and security products. Previously in 2001 the Company increased staffing in the railcar transit communication group as it addressed a marketing opportunity for future business over the next several years. These marketing initiatives helped to improve total sales in 2004. Consequently, S G & A expenses as a percentage of sales decreased 2% to 27% in 2004 due to higher sales volume compared to the relative fixed nature of these costs. The Company will continue to invest in staff to secure and support sales of new products in future years.

Income Before Tax

     The improvement in income before income taxes during 2004 is primarily due to the increase in gross profit caused by higher product revenues. Partially offsetting the improvement in overall gross profit was an increase in selling, general and administrative expenses of 5% during 2004 from additional management and sales staff to support product expansion directed at increased sales levels and from higher insurance costs. Unfavorably affecting income before income taxes were increases in interest expense of 34% in 2004 due to higher borrowing levels during 2004 and from higher depreciation and amortization. For 2004, the Company also recorded a loss of $52,000 on its equity in the operating loss of Secure 724 LP compared to a loss of $35,000 in 2003.


Tax Provision

     The Company's current income tax provision represents federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and noncurrent deferred tax liability as it related to certain timing differences of book and tax deductions.

Order Position

     Synergx's order position, excluding service, decreased to $12.8 million at September 30, 2004 compared to the $16.5 million level at September 30, 2003. The Company expects to fulfill a significant portion of its order position over the next twelve months. The order position reflects recent large new orders for several subway complexes, which will be deliverable over several years as the projects are released. The order position includes $1.6 million of orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 24 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that some of the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position from time to time includes, and the Company continues to bid on, projects that include subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and is responsible for management of the project as well as electrical installation.

Plan of Operations

     During  fiscal  2005,  management  intends  to  continue  to  focus  on its intensified marketing programs that were begun in 1998 and to continue to contain or monitor fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Specifically management is pursuing a strategy of aggressive marketing of products and systems to drive more revenue through established channels of distribution. A new General Manager has recently been added to our management staff to focus on these initiatives with a focus on reducing costs thereby enhancing the Company's competitiveness which combined with improved sales and marketing techniques should result in increased revenues over time. Management is analyzing how to integrate the Secure 724 technology into its marketing efforts by offering a wireless feature to augment existing new products and systems. However, competition remains severe in many of the Company's product categories and demand remains sporadic in the Dallas market area. Longer term, management expects increased demand for the Company's
audio-visual,   public  address,  security  and  other  communication  products.
Enhancements in recent years to Synergx's management information systems and methods of approving and monitoring project costs have improved management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. Further enhancements in theses areas will be in progress during 2005.

     The Company will continue to evaluate the performance and potential of its investment in Secure 724. Secure 724 currently has a very low overhead structure, however to fully capitalize and realize on its technology, Secure 724 must accelerate into the marketing phase of its development which will require additional staff, product development and production. Secure 724 is pursing various routes to finance this stage including possible new investors and/or strategic relationships with prospective customers. There can be no assurance that Secure724 will secure the funding its requires to fully capitalize on its technology or that the Company's investment in Secure 724 will be profitable.

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

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements together with accompanying notes and the report of Marcum & Kliegman LLP, our independent registered public accounting firm, are set forth on the pages indicated below.

Independent Registered Public Accounting Firm's Report                       F1

Audited Consolidated Financial Statements

Consolidated Balance Sheet  September 30, 2004                          F2 - F3

Consolidated Statements of Operations
    Years Ended September 30, 2004 and 2003                                  F4

Consolidated Statements of Stockholders' Equity
    Years Ended September 30, 2004 and 2003                                  F5

Consolidated Statements of Cash Flows
     Years Ended September 30, 2004 and 2003                                 F6

Notes to Consolidated Financial Statements                             F7 - F24


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

There have been no changes in the Company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting during the period covered by the Annual Report.

                                    PART III

Item 9. Directors, Executive Officer, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 10.  Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.            Description of Exhibit

3.1  Certificate of Incorporation of the Company, as amended

3.2  By-Laws of the Company (2)

4.1  Specimen Common Stock Certificate (2)

10.1 Credit Facility dated October 9, 2003 between Synergx Systems Inc. as borrower and Hudson United Bank as lender. (5)

10.8 Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (3)

10.9 Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord(4)

10.10Form of  Subscription  Agreement and Investment  Letter dated September 30,
     2002 between Synergx Systems and Investors Money Management (4)

10.11Form of Limited  Parnership  Agreement  dated May 29, 2003 between  3077118
     Nova Scotia ULC (a Synergx Systems owned company) and Secure 724 LP (5)

22.1 Subsidiaries of the Registrant (Exhibit 22.1)(1)

31.1 Certification of Daniel S. Tamkin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Daniel S. Tamkin and John A. Poserina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
- --------
         * filed herewith

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

     (3) Reference is made to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2001, which Exhibit is incorporated herein by reference.

     (4) Reference is made to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2002, which Exhibit is incorporated herein by reference.

      (5) Reference is made to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2003 which Exhibit is incorporated herein by reference.

     (b) Reports on Form 8-K

                  none

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

Dated: December 16, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                           DATE

                             Chairman,                       December 16, 2004
/s/ Daniel S. Tamkin         Chief Executive Officer
Daniel S. Tamkin             and Director

/s/ Joseph Vitale            President, Chief Operating
Joseph Vitale                Officer and Director            December 16, 2004

/s/ John A. Poserina         Chief Financial Officer         December 16, 2004
--------------------         (Principal Accounting and
John A. Poserina             Financial Officer), Secretary,
                             and Director


/s/ Henry Schnurbach         Director                        December 16, 2004
--------------------
Henry Schnurbach

/s/ Dennis P. McConnell      Director                        December 16, 2004
-----------------------
Dennis P. McConnell

/s/ Mark Litwin              Director                        December 16, 2004
---------------
Mark Litwin

/s/ J. Ian Dalrymple         Director                        December 16, 2004
--------------------
J. Ian Dalrymple

             Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors of Synergx Systems Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Synergx Systems Inc. and its subsidiaries as of September 30, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the consolidated financial position of Synergx Systems Inc. and its subsidiaries as of September 30, 2004 and the consolidated results of their operations and their cash flows for the years ended September 30, 2004 and 2003, in conformity with U. S. generally accepted accounting principals.

December 2, 2004                      /s/ MARCUM & KLIEGMAN LLP
New York, NY

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2004


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $   929,000
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $324,000                                6,393,000
  Inventories                                                         2,662,000
  Deferred taxes                                                        260,000
  Prepaid expenses and other current assets                             278,000
                                                                    -----------
               TOTAL CURRENT ASSETS                                  10,522,000
                                                                    -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,499,000              509,000

OTHER ASSETS                                                            678,000
                                                                    -----------
               TOTAL ASSETS                                         $11,709,000
                                                                    ===========

See accompanying Notes to the Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes and capital leases payable - current portion         $     47,000
   Accounts payable and accrued expenses                         2,507,000
   Deferred revenue                                                506,000
                                                              ------------
               TOTAL CURRENT LIABILITIES                         3,060,000


   Note payable to bank                                          1,916,000
   Notes and capital leases payable - less current portion          20,000
   Deferred taxes                                                   65,000
                                                              ------------
               TOTAL LIABILITIES                                 5,061,000
                                                              ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding                                         -
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 5,136,862 shares              5,000
  Capital in excess of par                                       6,732,000
  Accumulated deficit                                              (89,000)
                                                              ------------
TOTAL STOCKHOLDERS' EQUITY                                       6,648,000
                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 11,709,000
                                                              ============

See accompanying Notes to the Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Year Ended September 30,
                                                       2004         2003
                                                   -----------   -----------

Product sales                                      $16,719,000   $14,720,000
Subcontract sales                                      590,000       643,000
Service revenue                                      4,481,000     4,451,000
                                                   -----------   -----------
Total revenues                                      21,790,000    19,814,000
                                                   -----------   -----------


Cost of product sales                               11,090,000     9,639,000
Cost of subcontract sales                              484,000       527,000
Cost of service                                      3,189,000     3,154,000
Selling, general and administrative                  5,989,000     5,729,000
Interest expense                                        87,000        64,000
Depreciation and amortization                          171,000       154,000
Loss on equity  investment                              52,000        35,000
                                                   -----------   -----------
                                                    21,062,000    19,302,000
                                                   -----------   -----------

Income before provision for income taxes               728,000       512,000
                                                   -----------   -----------
Provision for income taxes:
   Current                                             225,000       180,000
   Deferred                                             83,000        50,000
                                                   -----------   -----------
                                                       308,000       230,000

                                                   -----------   -----------
Net Income                                         $   420,000   $   282,000
                                                   ===========   ===========
Earnings Per Common Share
  Basic Earnings Per Share                         $      0.09   $      0.07
                                                   ===========   ===========
  Diluted Earnings Per Share                       $      0.09   $      0.06
                                                   ===========   ===========

Weighted average number of common shares
  outstanding                                        4,671,701     3,850,811

Weighted average number of common and dilutive
   common share equivalents outstanding              4,912,203     4,433,735

See accompanying Notes to the  Consolidated Financial Statements

SYNERGX SYSTEMS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2004 and 2003


                                          TOTAL                                       CAPITAL
                                        STOCKHOLDERS'         COMMON STOCK           IN EXCESS       ACCUMULATED
                                         EQUITY          SHARES         AMOUNT        OF PAR          (DEFICIT)
                                        ---------      ---------     ----------     ----------     ------------
Balance at October 1, 2002             $4,734,000      3,748,860     $    4,000     $5,521,000     ($ 791,000)

Issuance of shares from
   investment in Secure 724               405,000        300,000                       405,000

Issuance of warrants for investment
   in Secure 724                           28,000                                       28,000

Exercise of employee stock options          6,000         12,284                         6,000

Tax benefit of stock option exercise       11,000                                       11,000

Net earnings                              282,000                                                     282,000
                                       ----------     ----------     ----------     ----------     ----------
Balance at September 30, 2003           5,466,000      4,061,144          4,000      5,971,000       (509,000)

Exercise of employee stock options         62,000        115,718                        62,000

Exercise of warrants                      554,000        960,000          1,000        553,000

Tax benefit of stock option exercise      146,000                                      146,000

Net earnings                              420,000                                                     420,000

                                       ==========     ==========     ==========     ==========     ==========
Balance at September 30, 2004          $6,648,000      5,136,862     $    5,000     $6,732,000     ($  89,000)

See accompanying Notes to the Consolidated Financial Statements

                SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Year Ended September 30,
                                                                            2004              2003
                                                                       -----------       -----------
OPERATING ACTIVITIES
Net income                                                            $   420,000        $   282,000
 Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                    171,000            154,000
         Deferred  tax                                                     83,000             49,000
         Provision for doubtful accounts                                  (88,000)           (17,000)
         Loss on equity investment                                         52,000             35,000
         Tax benefit from employee stock plans                            146,000              6,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (511,000)          (747,000)
    Inventories                                                          (213,000)           (11,000)
    Prepaid expenses and other current assets                             154,000             85,000
    Other assets                                                          (38,000)           (41,000)
    Accounts payable and accrued expenses                                (566,000)           273,000
    Deferred revenue                                                       71,000            (11,000)
                                                                      -----------        -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (319,000)            57,000
                                                                      -----------        -----------
INVESTING ACTIVITIES
  Notes receivable from Secure 724 LP                                                       (143,000)
  Purchases of property and equipment                                    (232,000)          (164,000)
                                                                      -----------        -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                  (232,000)          (307,000)
                                                                      -----------        -----------
FINANCING ACTIVITIES
  Principal payments on notes payable and capital lease obligations       (90,000)          (149,000)
  Proceeds from notes payable and capital lease obligations                                   79,000
  Payments and proceeds from revolving line of credit - net               660,000            407,000
  Proceeds from exercise of stock options and warrants                    617,000              6,000
                                                                      -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,187,000            343,000
                                                                      -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 636,000             93,000

Cash and cash equivalents at beginning of period                          293,000            200,000
                                                                      -----------        -----------
Cash and cash equivalents at end of period                            $   929,000        $   293,000
                                                                      ===========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

     Income taxes                                                     $   266,000             94,000
     Interest                                                         $    95,000             67,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In the year ended September 30, 2003, Synergx purchased from Nafund Inc. a 24.99% investment in Secure 724 in exchange for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock, with an aggregated market value of $432,500, which is included in OTHER ASSETS (See Note 7)

See accompanying Notes to the Consolidated Financial Statements

                              SYNERGX SYSTEMS INC.

                  Notes to Consolidated Finanacial Statements

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

Revenue Recognition

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and is recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at September 30, 2004 and 2003 and have been included in accounts receivable. There was no billing in excess of costs and estimated profits at September 30, 2004 and 2003.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at September 30, 2004, and reported amounts of revenues and expenses during the fiscal year. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance was determined by management to be adequate based on a periodic review of the status of the individual accounts receivable.

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

Other Assets

Other assets consists principally of the 2003 investment in Secure 724 LP which is comprised of notes receivable of $143,000 and 25% ownership in Secure 724 LP of $432,500, less the 25% equity in the operating loss of Secure 724 LP of $87,000. This investment includes the excess of cost over the fair value of the assets acquired on the date of acquisition of $359,500. (see Note 3 - Investment in Secure 724 LP) Also included in other assets is the excess of cost over the fair value of the assets acquired in the 1990 acquisition of General Sound of approximately $103,000.

The Company does not amortize goodwill but evaluates whether the carrying value of goodwill has become impaired.

Advertising Costs

Advertising Costs are expensed as incurred during the year. Advertising Costs for the years ended September 30, 2004 and 2003 amounted to $25,000 and $27,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred during the year. Research and development costs for the years ended September 30, 2004 and 2003 amounted to $160,000 and $155,000, respectively.

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

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 84% of such outstanding receivables at September 30, 2004 are due from customers in New York. The Company does not require collateral to support financial instruments subject to credit risk.

At September 30, 2004, the Company had cash of approximately $768,000, that is subject to insured amount limitations.

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

On December 31, 2002, the FASB issued SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and disclosure. SFAS 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB Opinion No. 25. The adoption of SFAS 148 did not have an impact on net income or pro forma net income applying fair value method as the Company did not have stock based compensation for the years ended September 30, 2004 and 2003.


2. Property and Equipment

Property and equipment (including those arising from capital leases) are summarized as follows:

                                                             September 30,
                                                                 2004
                                                           --------------
      Machinery and equipment                                 $1,770,000
      Furniture and fixtures                                     176,000
      Leasehold improvements                                      62,000
                                                           --------------
                                                               2,008,000
      Less accumulated depreciation and amortization
                                                               1,499,000
                                                           --------------
                                                                $509,000
                                                           ==============

Annual   amortization  of  equipment  under  capital  leases  is  included  with depreciation and amortization expense.

Depreciation and amortization expense related to these assets were $141,000 and $138,000 for the years ended September 30, 2004 and 2003, respectively.

3. Investment in Secure 724 L.P.

On May 29, 2003, the Company (through a special purpose Nova Scotia subsidiary) acquired 25% of the equity of Secure 724 LP ("Secure 724 LP"), an Ontario limited partnership, from Nafund Inc. ("Nafund") in consideration of (a) 300,000 shares of Common Stock; (b) warrants to purchase 50,000 shares of Common Stock at $1.15 per share for 24 months; (c) agreeing to provide secured loans of up to Cdn$300,000 (which was approximately $231,000 U.S. at September 30, 2004) to Secure 724 LP pro rata with equity/loans to be provided by Nafund and tied to certain development milestones and (d) 150,000 shares of Common Stock to be issued in the future upon Secure 724 LP satisfying the milestones by a target date. Either the Company and/or Nafund could have elected to provide all or any part of the above funding (regardless of whether the milestones are attained). The milestones were not attained by the target date. Accordingly, there is no futher obligation to issue the 150,000 shares of Common Stock.

The 25% investment in Secure 724 L.P. for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock was valued at $432,500. This investment is accounted for utilizing the equity method and is included in OTHER ASSETS. The underlying equity of this investment on the date of the transaction was approximately $73,000; resulting in goodwill of approximately $359,500; which will not be amortized but will be tested for impairment. For the years ended September 30, 2004 and 2003, respectively, a $52,000 and $35,000 adjustment to the equity investment was recorded to reflect the Company's 25% portion of the net loss of Secure 724 LP.

In connection with initial capital contribution per the partnership agreement, the Company advanced $18,000 (Cdn$25,000) to Secure 724 LP in May 2003 and upon reaching milestones advanced $125,089 (Cdn$175,000) in August 2003. Subsequent to September 30, 2004 an additional advance of $8,000 (Cdn$10,000) was made to Secure 724 LP. These notes receivable bear interest at a rate of 4% and mature in May 2006, August 2006, and October 2007, respectively.

This transaction was submitted to the stockholders of Synergx (as two directors of Synergx are directors of Secure 724 LP) and approved at its Annual Meeting on March 26, 2003.

There can be no assurance that the investment in Secure 724 LP will be profitable.

4.  Long-Term Debt

On October 9, 2003, the Company entered into a new $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility has an interest rate of prime plus 1/4% on outstanding balances (4.75% at September 30, 2004) and expires in October 2005. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.

Initial proceeds from the new Credit Facility were used to pay off a former credit facility with Citizens Business Credit Company. At September 30, 2004, the full amount of the Credit Facility was available under the borrowing base calculation and $1,916,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At September 30, 2004 the Company was not in default with any of its financial covenants.

Annual maturities of Loans and Notes and Capital Leases Payable are as follows:


                     Bank           Other Notes and                Total
                     Loan        Capital Leases Payable
                   ----------    ----------------------        -----------

        2005                             $47,000                  $47,000
        2006       $1,916,000             20,000                1,936,000
                   ----------    ----------------------        -----------
        Total      $1,916,000            $67,000               $1,983,000
                   ==========    ======================        ===========

5.  Leases

The Company leases certain office and warehouse space under non cancelable operating leases expiring at various times through 2010. In February 2000, the Company signed a lease for office, manufacturing and warehouse space in Syosset, New York. The rental schedule provides for monthly rent of $14,000 during the first and second years of the initial term and with 3.3% yearly increases for the third through seventh years. This lease expires in June 2007.

The Company has a lease for its service center in New York City that became effective August 2002 and runs through December 31, 2009. The lease is for office and warehouse space and provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter.

The Company leases an office and warehouse facility in Richardson, Texas, a suburb of Dallas, pursuant to a lease that was extended in August 2002 to expire on June 30, 2010 providing for annual rent on a net basis of $50,000 escalating annually to $64,000 in the final year of the lease.

The following is a schedule of future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at September 30, 2004:

                                       Total Operating
                                           Leases

2005                                        333,000
2006                                        343,000
2007                                        300,000
2008                                        155,000
2009                                        159,000
2010                                         73,000
                                      -----------------
Total minimum lease payments             $1,363,000
                                      =================

Rental   expense   amounted  to  $346,000   and  $314,000  for  2004  and  2003,
respectively.

6. Significant Customers and Suppliers

During fiscal 2004 and 2003, no customer accounted for more than 10% of sales. One supplier accounted for 9% and 11% of the Company's cost of sales during fiscal 2004 and 2003, respectively.


7. Income Taxes

During the years ended September 30, 2004 and 2003, the Company recorded a tax provision of $308,000 and $230,000, respectively. A reconciliation of such provision with the amounts computed by applying the statutory federal income tax rate is as follows:

                                                                Year Ended September 30,
                                                                 2004              2003
                                                             ---------------------------------
Statutory federal income tax rate                                    34%                34%
Computed expected tax from income                              $247,000           $174,000
Increase in taxes resulting from:
   State and local income taxes, net of Federal tax benefit      51,000             47,000
   Nondeductible expenses                                         2,000             11,000
Other                                                             8,000             (2,000)
                                                             ---------------------------------
Provision                                                      $308,000           $230,000
                                                             =================================


The Company provided $12,000 and $13,000 for state and local franchise and capital taxes for the years ended September 30, 2004 and 2003, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has recorded a current deferred tax asset and a non current deferred tax liability at September 30, 2004 and 2003 related to certain accelerated tax deductions or book provisions to be deducted in future tax returns. Management anticipates profitable operations to continue at a level that will result in the utilization of the entire deferred tax asset.

The components of deferred tax assets and liabilities at September 30, 2004 and 2003 consist of the following:

Deferred Tax Assets                              2004                    2003
-------------------                              ----                    ----
Allowance for doubtful accounts                $130,000                $165,000
Inventory reserve                               112,000                 112,000
Net operating loss carryforward                  18,000                  18,000
                                               --------                --------
Total deferred tax asset                       $260,000                $295,000
                                               ========                ========

Deferred Tax Liabilities
Depreciation and amortization                   $65,000                 $18,000
                                                -------                 -------
Total deferred tax liability                    $65,000                 $18,000
                                                =======                 =======


8. Earnings Per Share

Shown below is a table that presents for 2004 and 2003 the computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution.

                                                 Year Ended September 30
Basic EPS Computation                           2004                 2003
---------------------
    Net income available to common
       stockholders                            $ 420,000          $282,000
    Weighted average outstanding shares        4,671,701         3,850,811

    Basic earnings per share                        $.09              $.07
                                                    ====              ====

Diluted EPS Computation
-----------------------
    Income available to common
         stockholders                          $ 420,000          $282,000

    Weighted-average shares                    4,671,701         3,850,811
      Plus:  Incremental shares from
                assumed conversions

          Employee Stock Options                  73,872            106,453
          Warrants                               166,630            476,471
          Dilutive  common shares                240,502            582,924
                                                 -------            -------
    Adjusted weighted-average shares           4,912,203          4,433,735
                                               ---------          ---------
    Diluted earnings per share                      $.09               $.06
                                                    ====               ====

9.  Stockholders' Equity

On July 7, 2003, the Company's Board of Directors declared a 2-for-1 stock split of its outstanding stock. The stock split took the form of a dividend whereby the Company issued on July 25, 2003 to each stockholder of record at the close of business on July 18, 2003 one additional share for every share held on that date.

The Company filed a Form S-3 registration statement, which became effective June 27, 2003. The registration statement provided for the registration of the 1,220,000 shares that covered 680,000 shares that were issued in a private placement in 2002 of 340,000 units to an unaffiliated investor for $.70 per unit (each unit consists of one share of Common Stock and one warrant to purchase an additional share of Common Stock at $.70 until September 30, 2004), and for 200,000 shares in connection the investment in Secure 724 LP (see footnote 3), and 340,000 shares to two other private investors. The warrants were exercised in August and September 2004 for $238,000.

The Company filed a Form S-8 registration statement, which became effective July 22, 2003. The registration statement provided for the registration of 404,885 shares issueable under the 1997 Non-Qualified Stock Option Plan.

10.  Employee Stock Options and Warrants

In March 2004, the Company and its stockholders adopted a nonqualified stock option plan ("2004 Plan"), which will expire March 10, 2009, except as to options outstanding under a prior 1997 Plan. Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the option is granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of its issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 2004 Plan are to be reduced by options outstanding under prior 1997 nonqualified stock option plan.

Transactions involving stock options are summarized as follows:

                                                               Weighted Average
                                                              Exercise Price of
                                Stock Options Outstanding    Options Outstanding
Balance September 30, 2002               203,582                   .53
   Options exercised                     (12,284)                  .52
                                       ---------
Balance September 30, 2003               191,298                   .52
   Options exercised                    (115,718)                  .54
                                       ---------
Balance September 30, 2004                75,580                   .51

There were 75,580 exercisable options at September 30, 2004 and 178,073 exercisable options at September 30, 2003.
..
During the years ended September 30, 2004 and 2003 employees exercised stock options to purchase 115,718 and 6,334 shares, of Common Stock, respectively, for a total consideration of $62,000 and $14,000, respectively.

The following table summarizes information concerning currently outstanding and exercisable stock options.

                   Outstanding at         Weighted Average     Exercisable at
Exercise Price   September 30, 2004      Contractual Life     September 30, 2004
--------------    ------------------     ----------------    ------------------
    .52              42,922                 1.3 years             42,922
    .50              32,658                 1.3 years             32,658



In 1998, the Company granted Genterra Inc.("Genterra") (formerly Mirtronics, Inc. an Ontario publicly-held corporation) warrants to purchase 620,000 shares of the Company's Common Stock at an exercise price of $.51 per share at any time until December 31, 2003. In December 2003, Genterra exercised these warrants for $316,200.

On September 30, 2002, the Company issued 340,000 warrants in connection with a private placement that were exercisable at $.70 per share of Common Stock until September 30, 2004. (See Note - 9 Stockholders Equity) All of these warrants were exercised in August and September 2004 for $238,000.

In May 2003, the Company issued 50,000 warrants in connection with its 25% investment in Secure 724 LP. The warrants are exercisable at $1.15 per share of Common Stock until May 29, 2005. (See Note 3 - Investment in Secure 724 LP)

Transactions involving non-employee stock warrants are summarized as follows:

                                                               Weighted Average
                                     Warrants                Exercise Price of
                                    Outstanding             Warrants Outstanding
Balance September 30, 2002           960,000                           .58
   Warrants issued                    50,000                          1.15
                                 -----------
Balance September 30, 2003         1,010,000                           .61
   Warrants exercised               (960,000)                          .58
                                 ------------
Balance September 30, 2004            50,000                          1.15

All of these warrants were exercisable at the end of the periods indicated in the above schedule.

The following table summarizes information concerning currently outstanding and exercisable non-employee warrants.

                    Outstanding at       Weighted Average       Exercisable at
Exercise Price    September 30, 2004      Contractual Life    September 30, 2004
--------------    ------------------     ----------------    -------------------
    1.15                50,000               .7 years              50,000

11. Contingencies

In the normal course of its operations, the Company has been or, from time to time, may be named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any material item exists that will affect the Company's business or financial condition.


12. Other

Approximately 24% of the Company's employees are covered by collective bargaining agreements. On July 20, 2002, the union representing hourly employees and the Company ratified a Collective Bargaining Agreement expiring July 9, 2005, providing for an increase in salaries and benefits averaging approximately 4 1/2% per year over the life of the contract.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. In September 2004 and 2003. a profit sharing contribution of $43,000 and $29,000, respectively, was authorized and charged to expense.

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

14.  Report Business Solutions

The Company's Board of Directors approved, in November 2003, to enter into an agreement to organize a new Ontario limited partnership to acquire and operate the business of RePort Business Solutions ("RePort") in partnership with NSC Holdings Inc. ("NSCH") and Nafund Inc. ("Nafund"). The Company has terminated these discussions and will not proceed with the investment.