Form 10QSB
period 2004-12-31
SYNERGX SYSTEMS INC
filed 2005-02-11
CIK 823130

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended        December 31, 2004
                                                -----------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from           to

             Commission file number           0-17580
                                              -------

                              SYNERGX SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                              11-2941299
-----------------------------                           -----------------------
(State or jurisdiction of incorporation or         (IRS employer identification
organization)                                                Number)

                  209 Lafayette Drive, Syosset, New York 11791
               (Address of Principal Executive Offices) (Zip code)

                                 (516) 433-4700
                          -----------------------------
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes[ X ]        No[    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 4, 2005, 5,140,196 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[    ]     No[ X ]

                                                                 INDEX


Part I - Financial Information (unaudited)                                 Page

     Item 1.  Financial Statements.

     Condensed Consolidated Balance Sheet at December 31, 2004              3

     Condensed Consolidated Statements of Operations for the Three Month
         Periods Ended December 31, 2004 and 2003                           5

     Condensed Consolidated Statements of Cash Flows for the Three
          Month Periods Ended December 31, 2004 and 2003                    7

     Notes to Condensed Consolidated Financial Statements                   8

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     13

     Item 3.   Controls and Procedures                                     17

Part II - Other Information

     Item 1.  Legal Proceedings.                                           18

     Item 2.  Changes in Securities.                                       18

     Item 3.  Defaults Upon Senior Securities.                             18

     Item 4.  Submission of Matters to a Vote of Security Holders.         18

     Item 5.  Other Information.                                           18

     Item 6.  Exhibits and Reports on Form 8-K                             18

     Signatures                                                            20

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                                                December 31,
                                                                                                  2004
                                                                                                ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                                  $   626,737
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $323,523                                                         5,449,421
  Inventories                                                                                  2,663,935
  Deferred taxes                                                                                 277,200
  Prepaid expenses and other current assets                                                      290,103
                                                                                              ----------
         TOTAL CURRENT ASSETS                                                                  9,307,396
                                                                                              ----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,549,064                                       580,721

OTHER ASSETS                                                                                     645,227




                                                                                              ----------
         TOTAL ASSETS                                                                        $10,533,344
                                                                                              ==========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                                              December 31,
                                                                                                  2004
                                                                                                --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Note payable to bank                                                                      $ 1,215,676
   Notes and capital leases payable - current portion                                             34,584
   Accounts payable and accrued expenses                                                       2,212,648
   Deferred revenue                                                                              496,632
                                                                                              -----------
         TOTAL CURRENT LIABILITIES                                                             3,959,540




   Notes and capital leases payable - less current portion                                        15,560
   Deferred taxes                                                                                 65,500
                                                                                              -----------
         TOTAL LIABILITIES                                                                     4,040,600
                                                                                              -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 5,136,862 shares                                            5,137
  Capital in excess of par                                                                     6,732,022
  Accumulated deficit                                                                           (244,415)
                                                                                              -----------
TOTAL STOCKHOLDERS' EQUITY                                                                     6,492,744
                                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $10,533,344
                                                                                             ============

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                      For the  Three Months Ended December 31,
                                                                           2004                        2003
                                                                         -------                     -------
Product sales                                                          $3,248,383                   $3,018,948
Subcontract sales                                                          98,133                       78,935
Service revenue                                                         1,120,387                    1,103,923
                                                                        ----------                  ----------
Total revenues                                                          4,466,903                    4,201,806
                                                                        ----------                  ----------


Cost of product sales                                                   2,469,216                    2,102,751
Cost of subcontract sales                                                  79,681                       65,515
Cost of service                                                           720,534                      797,282
Selling, general and administrative                                     1,358,191                    1,362,741
Interest expense                                                           22,901                       19,370
Depreciation and amortization                                              57,757                       48,443
Loss on equity  investment                                                 10,000                       20,000
                                                                        ----------                   ---------
                                                                        4,718,280                    4,416,102
                                                                        ----------                   ---------

(Loss) before (benefit) from income taxes                                (251,377)                    (214,296)
                                                                        ----------                   ---------
(Benefit) from income taxes:
   Current                                                                (79,000)                     (62,200)
   Deferred                                                               (17,000)                     (25,800)
                                                                        ----------                   ----------
                                                                          (96,000)                     (88,000)

                                                                        ----------                   ----------
Net (Loss)                                                             $ (155,377)                  $ (126,296)
                                                                        ==========                   ==========
(Loss) per common share
   Basic (loss) per share                                                  $(0.03)                      $(0.03)
                                                                          ========                     ========
   Diluted (loss) per share                                                $(0.03)                      $(0.03)
                                                                          ========                     ========

Weighted average number of common shares outstanding                    5,136,862                    4,166,103

Weighted average number of common and dilutive
  common shares outstanding                                             5,136,862                    4,166,103

See accompanying Notes to the Condensed Consolidated Financial Statements

                          SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                                                         For the Three Month Ended December 31,
                                                                             2004                        2003
                                                                           --------                   --------
OPERATING ACTIVITIES
Net (loss)                                                               $(155,377)                   $(126,296)
 Adjustments to reconcile net (loss)to net cash
     provided by(used in) operating activities:
         Depreciation and amortization                                      57,757                       48,443
         Deferred tax  (benefit)                                           (17,000)                     (25,800)
         Provision for doubtful accounts                                         -                        4,000
         Loss on equity investment                                          10,000                       20,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                    943,411                      489,339
    Inventories                                                             (2,117)                    (224,373)
    Prepaid expenses and other current assets                              (11,429)                      (2,712)
    Other assets                                                            14,252                      (35,752)
    Accounts payable and accrued expenses                                 (294,062)                    (589,584)
    Deferred revenue                                                        (9,368)                     (57,500)
                                                                          ---------                   ----------
NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES                          536,067                     (500,235)
                                                                          ---------                   ----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                     (121,070)                      (9,321)
                                                                          ---------                   ----------
NET CASH (USED IN) INVESTING ACTIVITIES                                   (121,070)                      (9,321)
                                                                          ---------                   ----------
FINANCING ACTIVITIES
  Principal payments on notes payable and capital lease obligations        (16,767)                     (69,326)
  Payments and proceeds from revolving line of credit - net               (700,000)                     305,176
  Proceeds from exercise of stock options and warrants                                                  319,325
                                                                          ---------                   ----------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                        (716,767)                     555,175
                                                                          ---------                   ----------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                       (301,770)                      45,619

Cash and cash equivalents at beginning of period                           928,507                      293,186
                                                                          ---------                   ----------
Cash and cash equivalents at end of period                               $ 626,737                    $ 338,805
                                                                          =========                   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                           $5,455                     $130,519
     Interest                                                              $22,902                      $27,200


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2004.

2. REVENUE RECOGNITION

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at December 31, 2004 and 2003 and have been included in accounts receivable. There were no billing in excess of costs and estimated profits at December 31, 2004 and 2003.

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

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                   (UNAUDITED)

3.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

4. LONG TERM DEBT

On October 9, 2003, the Company entered into a new $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility has an interest rate of prime plus 1/4% on outstanding balances (5.5% at December 31, 2004) and expires in October 2005. The Company will be discussing with its bank for an extension in its credit facility beyond its October 2005 due date. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.

At December 31, 2004, the full amount of the Credit Facility was available under the borrowing base calculation and $1,215,676 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2004 the Company was not in default with any of its financial covenants.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                   (UNAUDITED)

5. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock option plan and warrants. The Company did not have stock based compensation for the three months ended December 31, 2004 or 2003.

                                                           For the Three Months ended December 31,
Basic EPS Computation                                            2004                        2003
                                                                 ----                        ----
    Net (Loss) available to common stockholders             $  (155,377)                    $(126,296)
Weighted average outstanding shares                           5,136,862                     4,166,103

    Basic (Loss) per share                                        $(.03)                        $(.03)
                                                                  ======                        ======

Diluted EPS Computation

    (Loss) available to common stockholders
         and assumed  conversions                             $(155,377)                    $(126,296)
                                                              ----------                    ----------

    Weighted-average shares                                   5,136,862                     4,166,103
                                                              ---------                     ----------
Plus:  Incremental shares from assumed conversions
            Employee Stock Options*
            Warrants*
            Dilutive potential common shares                     N/A                           N/A
                                                                ----                           ----
    Adjusted weighted-average shares                          5,136,862                     4,166,103
                                                              =========                     =========

    Diluted (Loss) per share                                      $(.03)                        $(.03)
                                                                  ======                        ======

*All warrants and options were antidilutive in 2004 and 2003.

6. RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment" SFAS 123 (Revised) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123 (Revised) requires an entity to recognize the grant-date fair-value of stock options and other equity-based

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

                                   (UNAUDITED)


6. RECENT ACCOUNTING PRONOUNCEMENT (continued)

compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

SFAS No. 123 (Revised) is effective for small business issuers financial statement for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged.

The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

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

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2004, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At December 31, 2004, $1,215,676 was owed under the Credit Facility.

     Net cash provided by operations for the three months December 31, 2004 amounted to $536,067 as compared to cash used in operations of $500,235 for the comparable prior year. The increase in cash provided by operations was primarily due to a $454,072 increase in collection of accounts receivable and from a $295,522 decrease in payments of accounts payable and accrued expenses. The net cash inflow of $536,067 from operations during the 2004 period along with cash on hand was used for equipment purchases of $121,070 and to decrease bank borrowing by $700,000. During the prior year three month period financing activities included $316,200 of proceeds from exercise of warrants to purchase common stock by Genterra Inc. and $3,125 from the exercise of stock options by employees to purchase common stock under the Company's stock option plan.

     The ratio of the Company's current assets to current liabilities decreased to approximately 2.35 to 1 at December 31, 2004 compared to 3.20 to 1 at December 31, 2003. The decrease in the current ratio is due to our bank debt being a current liability in 2004 and a long term liability in 2003. Had our bank debt remained a long term liability in 2004, the current ratio would have increased to 3.40 to 1. The Company will be discussing with its bank extending the credit facility beyond its October 2005 due date. The effect of an extension will be to return the credit facility to a long term liability.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

Revenues and Gross Profit

                                                        Three Months Ended
                                                           December 31,
                                                          ------------
                                                        2004         2003
                                                     (In thousands of dollars)

                     Product Revenue                  $3,249       $3,019
                     Subcontract Revenue                  98           79
                     Service Revenue                   1,120        1,104
                                                       -----        -----
                     Total Revenue                    $4,467       $4,202

                     Gross Profit Product               $779       $  916
                     Gross Profit Subcontract            18            13
                     Gross Profit Service                400          307
                                                       -----        -----
                     Total Gross Profit               $1,197       $1,236

                     Gross Profit Product %               24%          30%
                     Gross Profit Subcontract %           18%          16%
                     Gross Profit Service %               36%          28%
                     Total Gross Profit %                 27%          29%


Revenues

The Company's product revenues during the three months ended December 31, 2004 were $3,249,000 compared to $3,019,000 for the prior year period. This increase of 8% reflected increased shipments with respect to New York City Transit projects compared to last year when the Company experienced delays in securing approvals for production and shipment. However, product revenues in our Dallas, Texas market area declined significantly from a very high level in 2003 due to a very competitive market environment.

Subcontract revenue increased slightly during the current three month period to $98,000 from $79,000 in the comparable prior year period. The Company was responsible for various small electrical installations during both the 2004 and 2003 periods.

Service revenues increased during the current three month period primarily due to an increase in service contracts resulting from the addition of new service customers and from certain customers converted to "all in" contracts that cover call-in service. Accordingly, there was a decrease in call-in service on fire alarm systems (replacement parts and service required by buildings) .

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Gross Profit

Gross profit on product revenues for the three months ended December 31, 2004, decreased 15% to $779,000 compared to $916,000 for the prior year period. This decrease in absolute gross profit is primarily related to a change in the mix of product revenues with more revenue derived from products with lower gross margin. In particular there was a decline in higher margin revenue from tenants. The decrease in gross profit percentage in 2004 to 24% compared to 30% in 2003 also reflects the change in product mix (noted above) and the inability to absorb fixed overhead costs at our Dallas facility due to a decline in sales in that market area.

Gross profit related to subcontract revenues for the three months ended December 31, 2004 increased in absolute terms due to the increase in revenue related to electrical installation. In addition, the gross profit percentage was higher during the three months of 2004 as mark ups on electrical installations were higher.

Gross profit from service revenues increased during the three months ended December 31, 2004 due to the increase in service revenue. The absolute gross profit and gross margin percent increases were due in part from a decrease in technical staff as the Company reevaluated its customer support staffing level.

Income Before Tax

The increase in loss before income taxes during the three months ended December 31, 2004 was consistent with budget due to the decrease in gross profit caused by a change in mix of product revenues and from unabsorbed fixed overhead in Dallas. The decrease in product gross margin was offset by higher gross margin from subcontract and service revenues. The increase in service gross margin was caused in part by a decrease in technical staff. In addition, selling, general and administrative expenses remained at approximately the same level as the prior year and supported higher product revenues during 2004. Interest expense increased during 2004 due to higher interest rates. Depreciation and amortization increased as the Company upgraded its management information equipment and systems. For 2004, the Company also recorded a loss of $10,000 on its equity in the operating loss of Secure 724 LP compared to a loss of $20,000 in 2003.

Tax Provision

The Company's current income tax benefit represents the benefit from net operating loss carryback as it relates to federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and non current deferred tax liability as it related to certain timing differences of book and tax deductions.

              2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Order Position

The Company's order position, excluding service, at December 31, 2004 was $11,568,000 as compared to $12,814,000 at September 30, 2004 and $16,157,000 at
December 31, 2003. This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released. In addition, the backlog includes $1.3 million of orders for communication and announcement systems from several transit car manufacturers, that will be shipped over the next 15 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

<
     (b) Reports on Form 8-K

     None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SYNERGX SYSTEMS INC
                                         (Registrant)


                                         /s/ John A. Poserina
                                         ------------------------------
                                          John A. Poserina,
                                          Chief Financial Officer
                                          (Principal Accounting and
                                          Financial Officer), Secretary
                                          and Director
Date:  February 11, 2005