Form 10QSB
period 2005-03-31
SYNERGX SYSTEMS INC
filed 2005-05-12
CIK 823130

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549
                          U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended        March 31, 2005
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

                     Yes[ X ]        No[    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 4, 2005, 5,192,118 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[    ]     No[ X ]

                                     INDEX


Part I - Financial Information (unaudited)                                Page

    Item 1.  Financial Statements.

    Condensed Consolidated Balance Sheet at March 31, 2005                   3

    Condensed Consolidated Statements of Operations for the Three and
        Six Months Ended March 31, 2005 and 2004                             5

    Condensed Consolidated Statements of Cash Flows for the Three and
         Six Months Ended March 31, 2005 and 2004                            7

    Notes to Condensed Consolidated Financial Statements                     8

    Item 2.  Management's Discussion and Analysis or
                  Plan of Operations                                        13

    Item 3.   Controls and Procedures                                       17

Part II - Other Information

    Item 1.  Legal Proceedings.                                             18

    Item 2.  Changes in Securities.                                         18

    Item 3.  Defaults Upon Senior Securities.                               18

    Item 4.  Submission of Matters to a Vote of Security Holders.           18

    Item 5.  Other Information.                                             18

    Item 6.  Exhibits and Reports on Form 8-K                               18

    Signatures                                                              20

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                  March 31,
                                                                    2005
                                                                 ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $   582,262
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $323,523                            5,702,704
  Inventories                                                     2,588,783
  Deferred taxes                                                    265,200
  Prepaid expenses and other current assets                         480,113
                                                                -----------
                 TOTAL CURRENT ASSETS                             9,619,062
                                                                -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,598,732          621,449

OTHER ASSETS                                                        645,146




                                                                -----------
                 TOTAL ASSETS                                   $10,885,657
                                                                ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                  March 31,
                                                                    2005
                                                                  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES


   Notes and capital leases payable - current portion          $    21,938
   Accounts payable and accrued expenses                         2,466,700
   Deferred revenue                                                543,898
                                                               -----------
                  TOTAL CURRENT LIABILITIES                      3,032,536



   Note payable to bank                                          1,215,676
   Notes and capital leases payable - less current portion          11,509
   Deferred taxes                                                   65,500
                                                               -----------
                  TOTAL LIABILITIES                              4,325,221
                                                               -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 5,192,118 shares              5,192
  Capital in excess of par                                       6,759,595
  Accumulated deficit                                             (204,351)
                                                               -----------
TOTAL STOCKHOLDERS' EQUITY                                       6,560,436
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $10,885,657
                                                               ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                        For the Six Months
                                                          Ended March 31,
                                                        2005          2004
                                                       ------        ------

Product sales                                        $6,816,678    $7,179,266
Subcontract sales                                       305,533       143,535
Service revenue                                       2,257,139     2,269,176
                                                     ----------    ----------
Total revenues                                        9,379,350     9,591,977
                                                     ----------    ----------


Cost of product sales                                 4,789,938     4,918,277
Cost of subcontract sales                               250,066       119,668
Cost of service revenue                               1,466,132     1,634,977
Selling, general and administrative                   2,873,591     2,870,519
Interest expense                                         37,422        40,495
Depreciation and amortization                           115,515        88,447
Loss on equity  investment                               22,000        32,000
                                                     ----------    ----------
                                                      9,554,664     9,704,383
                                                     ----------    ----------

(Loss) before (benefit) from income taxes              (175,314)     (112,406)
                                                     ----------    ----------
(Benefit) from  income taxes:
   Current                                              (55,000)      (27,800)
   Deferred                                              (5,000)      (17,200)
                                                     ----------    ----------
                                                        (60,000)      (45,000)

                                                     ----------    ----------
Net (Loss)                                           $ (115,314)   $  (67,406)
                                                     ==========    ==========
(Loss) Per Common Share:
  Basic (Loss) Per Share                             $    (0.02)   $    (0.02)
                                                     ==========    ==========
  Diluted (Loss) Per Share                           $    (0.02)   $    (0.02)
                                                     ==========    ==========

Weighted average number of common shares outstanding  5,151,324     4,441,037

Weighted average number of common and dilutive
   common share equivalents outstanding               5,151,324     4,441,037


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         For the  Three Months
                                                            Ended March 31,
                                                          2005         2004
                                                         -----        ------

Product sales                                          $3,568,295   $4,160,318
Subcontract sales                                         207,400       64,600
Service revenue                                         1,136,752    1,165,253
                                                       ----------   ----------
Total revenues                                          4,912,447    5,390,171
                                                       ----------   ----------


Cost of product sales                                   2,320,722    2,815,526
Cost of subcontract sales                                 170,385       54,153
Cost of service revenue                                   745,598      837,695
Selling, general and administrative                     1,515,400    1,507,778
Interest expense                                           14,521       21,125
Depreciation and amortization                              57,758       40,004
Loss on equity  investment                                 12,000       12,000
                                                       ----------   ----------
                                                        4,836,384    5,288,281
                                                       ----------   ----------

Income before provision for income taxes                   76,063      101,890
                                                       ----------   ----------
Provision for income taxes:
   Current                                                 24,000       34,400
   Deferred                                                12,000        8,600
                                                       ----------   ----------
                                                           36,000       43,000

                                                       ----------   ----------
Net Income                                             $   40,063   $   58,890
                                                       ==========   ==========
Income per common share
   Basic income per share                              $     0.01   $     0.01
                                                       ==========   ==========
   Diluted income per share                            $     0.01   $     0.01
                                                       ==========   ==========

Weighted average number of common shares outstanding    5,165,787    4,718,991

Weighted average number of common and dilutive
  common shares outstanding                             5,216,424    5,178,703

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          For the Six Months
                                                                           Ended March 31,
                                                                           2005          2004
                                                                          ------        ------
OPERATING ACTIVITIES
Net (loss)                                                             $(115,314)    $ (67,406)
 Adjustments to reconcile net (loss)to net cash
     provided by(used in) operating activities:
         Depreciation and amortization                                   115,515        88,447
         Deferred tax  (benefit)                                          (5,000)      (17,200)
         Loss on equity investment                                        22,000        32,000
  Changes in operating assets and liabilities:
    Accounts receivable, net                                             690,128       (27,944)
    Inventories                                                           73,035      (672,493)
    Prepaid expenses and other current assets                           (201,439)     (209,936)
    Other assets                                                          (5,757)      (25,204)
    Accounts payable and accrued expenses                                (40,010)      161,591
    Deferred revenue                                                      37,898       (25,638)
                                                                        --------      --------
NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES                        571,056      (763,783)
                                                                        --------      --------
INVESTING ACTIVITIES
  Purchases of property and equipment                                   (211,466)      (30,004)
                                                                        --------      --------
NET CASH (USED IN) INVESTING ACTIVITIES                                 (211,466)      (30,004)
                                                                        --------      --------
FINANCING ACTIVITIES
  Principal repayments on notes payable and capital lease obligations    (33,463)      (89,435)
  Payments and proceeds from note payable bank - net                    (700,000)      590,174
  Proceeds from exercise of stock options and warrants                    27,628       351,610
                                                                        --------      --------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                      (705,835)      852,349
                                                                        --------      --------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                     (346,245)       58,562

Cash and cash equivalents at beginning of period                         928,507       293,186
                                                                        --------      --------
Cash and cash equivalents at end of period                              $582,262      $351,748
                                                                        ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                       $  5,455      $130,519
     Interest                                                           $ 40,163      $ 48,277


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and
Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2004.

2. REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at March 31, 2005 and 2004 and have been included in accounts receivable. There were no billings in excess of costs and estimated profits at March 31, 2005 and 2004.

Subcontract   sales   principally   represent   revenue  related  to  electrical
installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation. Subcontract revenue is also recognized during the entire project using the percentage-of-completion method of accounting as electrical installation is performed at the job site.

Service revenue from separate service contracts is recognized on a straight-line basis over the term of the respective contract, which is generally one year. Non-contract service revenue is recognized when services are performed.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

3.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials.

4. LONG TERM DEBT

The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility carries an interest rate of prime plus 1/4% on outstanding balances (5.75% at March 31, 2005) which was to expire in October 2005. In April, 2005, the Company and its bank agreed to an extension in its credit facility until June 1, 2007. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories.

At March 31, 2005, the full amount of the Credit Facility was available under the borrowing base calculation and $1,215,676 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2005 the Company was not in default with any of its financial covenants.

5. STOCK OPTIONS

In February 2005 the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Stock Option Plan. The stock options vest ratably over five years and are exercisable at $2.50 per share, which exercise price was above market at the time of grant. There were no stock options granted during the six months ended March 31, 2004.

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation: (SFAS 123") prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earning per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

5. STOCK OPTIONS (Continued)

The Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amended SFAS 123, "Accounting for Stock-Based Compensation." As permitted under SFAS 123, the Company continues to apply APB 25. As required under SFAS 148, the following table presents pro forma net income (loss) attributable to and diluted net income (loss) per shares as if the fair value-based method had been applied to all awards.

                                             Three Months Ended March 31,           Six Months Ended March 31
                                                2005               2004             2005                 2004
Net (Loss) Income                            $40,063              $58,890         $(115,314)          $(67,406)
Fair Value of Options issued to
employees and directors                        5,237                                  5,237
                                               -----                                  -----
Pro Forma Net Loss                           $34,826              $58,890         $(120,551)          $(67,406)
Weighted Average Shares Outstanding        5,165,787            4,718,991         5,151,324          4,441,037
Pro Forma Net Income (Loss)                     $.01                 $.01             $(.02)             $(.02)


The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the six months ended March 31, 2005. There were no options granted to employees during the six months ended March 31, 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. For example, the expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Options issued under the Company's option plans have characteristics that differ from traded options. In the Company's opinion, this valuation model does not necessarily provide a reliable single measure of the fair value of its employee stock options. Principal assumptions used in applying the Black-Scholes model along with the results from the model were as follows:

Assumptions:

Risk-free interest rate                        3.58
Dividend                                          0
Expected life in years                      5 years
Expected volatility                             84%

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)

6. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock option plan and warrants.

                                                   Three Months ended March 31,           Six Months ended March 31,
Basic EPS Computation                            2005                   2004             2005                 2004
                                             ----------------------------------     ------------------------------------
   Net Income (Loss) available to common
      stockholders                               $40,063              $58,890         $(115,314)            (67,406)
Weighted average outstanding shares            5,165,787            4,718,991         5,151,324           4,441,037
    Basic Earnings (Loss) Per Share                 $.01                 $.01             ($.02)              ($.02)
                                                    ====                 ====             ======              ======

Diluted EPS Computation

Net Income (Loss) available to common
         stockholders                            $40,063              $58,890         $(115,314)           $(67,406)
                                                 =======              =======         ==========           =========

Weighted-average shares-basic                  5,165,787            4,718,991         5,151,324           4,441,037
                                               ---------             --------         ---------           ---------
   Plus: Incremental shares from
           assumed conversions
         Employee Stock Options*                  33,123              147,680
         Warrants*                                17,514              312,032
                                                  ------              -------
    Dilutive common shares                        50,637              459,712
                                                  ------              -------
Adjusted weighted average shares diluted       5,216,424            5,178,703         5,151,324           4,441,037
                                               ---------            ---------         ---------           ---------

    Diluted Earning (Loss) Per Share                $.01                 $.01             ($.02)              ($.02)
                                                    ====                 ====              =====              ======

* All options and warrants were antidilutive in the six months ended 2005 and 2004.


7. RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment", which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123 (revised 2004) requires an entity to recognize the grant-date fair-value of stock options and other equity-based

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004

                                   (UNAUDITED)


7. RECENT ACCOUNTING PRONOUNCEMENT (continued)

compensation issued to employees in the income statement.  SFAS No. 123 (revised
2004) generally requires that an entity account for such transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123 (revised 2004) is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition, or results of operations and cash flows.

                 Item 2. Management's Discussion and Analysis or
                               Plan of Operations


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). This credit facility carries an interest rate of prime plus 1/4% which was to expire in October 2005. In April 2005, the Company and its bank agreed to an extension in its credit facility until June 1, 2007. Advances under the Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2005, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At March 31, 2005, $1,215,676 was owed under the Credit Facility.

Net cash provided by operations for the six months ended March 31, 2005 amounted to $571,056 as compared to cash used in operations of $763,783 for the comparable prior year. The increase in cash provided by operations was primarily due to a $718,072 increase in collection of accounts receivable and from a $745,528 decrease in inventory purchases. The net cash inflow of $571,056 from operations during the 2005 period along with cash on hand was used for equipment purchases of $211,000 and to decrease bank borrowing by $700,000. During the six months of 2005, proceeds of $27,628 were received from the exercise of stock options by employees to purchase common stock under the Company's stock options plan. During the prior year six month period financing activities included $316,200 of proceeds from the exercise of warrants to purchase common stock by Genterra Inc. and $35,410 from the exercise of stock options by employees to purchase common stock under the Company's stock option plan.

The ratio of the Company's current assets to current liabilities increased to approximately 3.17 to 1 at March 31, 2005 compared to 2.88 to 1 at March 31, 2004.

                 Item 2. Management's Discussion and Analysis or
                               Plan of Operations


Results of Operations

Revenues and Gross Profit

                                           Three Months Ended  Six Months Ended
                                              March 31,            March 31,
                                          2005     2004         2005       2004
                                          ----     ----         ----       ----
                                               (In thousands of dollars)

Product Revenue                         $3,568     $4,160     $6,817     $7,179
Subcontract Revenue                        207         65        306        144
Service Revenue                          1,137      1,165      2,257      2,269
Total Revenue                            4,912      5,390      9,380      9,592

Gross Profit Product                     1,247      1,345      2,027      2,261
Gross Profit Subcontract                    37         10         56         24
Gross Profit Service                       391        328        791        634
Total Gross Profit                       1,675      1,683      2,874      2,919

Gross Margin Product %                      35%        32%        30%        31%
Gross Margin Subcontract %                  18%        15%        18%        17%
Gross Margin Service %                      34%        28%        35%        28%

Revenues

The Company's product revenues during the three and six months ended March 31, 2005 decreased 14% and 5% from the respective 2004 periods. These decreases in product revenues resulted from slow economic activity in both the Company's principal New York City market and its Dallas, Texas market. The major decrease in product revenue during the three and six months periods is from a decline in product shipments in the Dallas, Texas market area. In the Dallas market area, the Company has put into effect certain cost reduction initiatives with a view towards pricing aggressively in that competitive market place and has realized increased bookings over the past 30 days.

Subcontract revenue increased during the current three and six month periods as the Company was responsible for several large electrical installations during the 2005 periods compared to various small electrical installation projects in 2004 periods.

Service revenues decreased slightly during the three and six month periods of 2005. The decrease in both periods is primarily due to a decrease in call-in service revenue compared to the prior periods.

                  Item 2. Management's Discussion and Analysis or
                               Plan of Operations


Gross Profit

Gross profit on product revenues for the three and six months ended March 31, 2005 decreased 7% and 10% compared to the respective 2004 periods. The decrease in absolute gross profit is primarily related to lower product sales from the Dallas, Texas market (noted above). The increase in gross margin percentage during the current three month period is related to several projects having higher than normal gross margins. The decrease in the gross margin percentage during the six month period is due to lower sales with increased overhead.

Gross profit related to subcontract revenues for the three and six months ended March 31, 2005, increased in absolute terms as the Company was responsible for larger electrical installation projects. In addition, the gross margin percentage was higher during the three and six months of 2005 as higher markups were obtained on electrical installations.

Gross profit on service revenues for the three and six months ended March 31, 2005, increased even though there was a slight decline in service revenues. The increase in gross profit and gross margin percentage for these periods was due to certain reductions in service technicians.

Income Before Tax

The decline in income and increase in loss before income taxes during the three and six months ended March 31, 2005, respectively is primarily due to the decrease in gross profit related to lower product sales from the Dallas, Texas market area. The decrease in product gross profit was partially offset by higher gross profit from subcontract and service revenues. The increase in service gross profit was caused in part by a decrease in technical staff. In addition, selling, general and administrative expenses remained at approximately the same levels as the prior year periods and are geared to support higher product revenues. Interest expense decreased during 2005 due to lower borrowing levels. Depreciation expense increased during the 2005 periods from recent investments in a new computer operating software system which will enable the Company to better manage project costs in the future. For the three and six month periods of 2005 the Company recorded a loss of $12,000 and $22,000, respectively, on its equity in the operating loss of Secure 724 LP.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and in a non current deferred tax liability as it related to differences between financial reporting and tax bases of assets and liabilities.

                 Item 2. Management's Discussion and Analysis or
                               Plan of Operations


Order Position

The Company's order position, excluding service, at March 31, 2005 amounted to $11,100,000 as compared to $12,800,000 at September 30, 2004 and $15,800,000 at
March 31, 2004. This order position reflects large orders received for several subway complexes which will be deliverable over several years as the projects are released. In addition, the backlog includes $1.0 million of orders for communication and announcement systems from several transit car manufacturers, that will be shippable over the next 24 month period. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

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

Changes in internal control over financial reporting.
There have been no changes in the Company's internal controls over financial report that have materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting during the period covered by this Quarterly Report.



                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                  Not applicable

Item 3.  Defaults Upon Senior Securities.

                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Registrant's Annual Meeting of Stockholders was held on March 10, 2005. At the meeting, Stockholders considered and voted upon:

(1)  the election of seven (7) directors to Synergx's Board of Directors,

(2) the selection of Marcum & Kleigman LLP as Synergx's independent auditiors for the fiscal year ending September 2005

     The seven nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.

    ----------------------------- -------------- ------------ ---------------
                     MATTER              FOR      AGAINST           ABSTAINED
    Daniel Tamkin                   4,354,648       315,368            N/A
    John Poserina                   4,621,224        48,792            N/A
    Henry Schnurbach                4,386,844       283,172            N/A
    Joseph Vitale                   4,361,458       308,558            N/A
    Dennis McConnell                4,346,706       323,310            N/A
    J Ian Dalrymple                 4,621,890        48,126            N/A
    Mark I. Litwin                  4,621,258        48,758            N/A

    ----------------------------- -------------- ------------ ---------------
    Auditors                        4,633,831        35,799            386
    ----------------------------- -------------- ------------ ---------------


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

                           Part II - OTHER INFORMATION


 (b) Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNERGX SYSTEMS INC
                                          (Registrant)


                                          /s/ John A. Poserina
                                          ------------------------------
                                          John A. Poserina,
                                          Chief Financial Officer
                                          (Principal Accounting and
                                          Financial Officer), Secretary
                                          And Director
Date:  May 12, 2005