Form 10QSB
period 2005-06-30
SYNERGX SYSTEMS INC
filed 2005-08-12
CIK 823130

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

   For the fiscal quarter ended    June 30, 2005
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 4, 2005, 5,192,118 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)   Yes[    ]    No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                 Page

  Item 1.  Financial Statements.

  Condensed Consolidated Balance Sheet at June 30, 2005                      3

  Condensed Consolidated Statements of Operations for the Three and
      Nine Months Ended June 30, 2005 and 2004                               5

  Condensed Consolidated Statements of Cash Flows for the Three and
       Nine Months Ended June 30, 2005 and 2004                              7

  Notes to Condensed Consolidated Financial Statements                       8

  Item 2.  Management's Discussion and Analysis or Plan of Operations       13

  Item 3.   Controls and Procedures                                         17

Part II - Other Information

  Item 1.  Legal Proceedings.                                               18

  Item 2.  Changes in Securities.                                           18

  Item 3.  Defaults Upon Senior Securities.                                 18

  Item 4.  Submission of Matters to a Vote of Security Holders.             18

  Item 5.  Other Information.                                               18

  Item 6.  Exhibits and Reports on Form 8-K                                 18

  Signatures                                                                20

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                      June 30,
                                                                        2005
                                                                   -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $   901,851
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $323,523                               5,322,083
  Inventories                                                        2,765,938
  Deferred taxes                                                       260,200
  Prepaid expenses and other current assets                            377,918
                                                                   -----------
                   TOTAL CURRENT ASSETS                              9,627,990
                                                                   -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,648,400             637,595

OTHER ASSETS                                                           604,322
                                                                   -----------
                   TOTAL ASSETS                                    $10,869,907
                                                                   ===========

See accompanying Notes to the Condensed Consolidated Financial Statements



                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                    June 30,
                                                                      2005
                                                                 -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes and capital leases payable - current portion            $     18,615
   Accounts payable and accrued expenses                            2,208,825
   Deferred revenue                                                   529,377
                                                                  ------------
                   TOTAL CURRENT LIABILITIES                        2,756,817

   Note payable to bank                                             1,424,964
   Notes and capital leases payable - less current portion              7,032
   Deferred taxes                                                      65,500
                                                                  ------------
                   TOTAL LIABILITIES                                4,254,313
                                                                  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding                                            -
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 5,192,118 shares                 5,192
  Capital in excess of par                                          6,759,595
  Accumulated deficit                                                (149,193)
                                                                  ------------
TOTAL STOCKHOLDERS' EQUITY                                          6,615,594
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 10,869,907
                                                                  ============

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                      For the Three Months Ended
                                                               June 30,
                                                           2005         2004
                                                         ---------   ----------

Product sales                                           $3,773,773   $4,808,106
Subcontract sales                                          154,600      117,338
Service revenue                                          1,220,456    1,155,628
                                                         ---------    ---------
Total revenues                                           5,148,829    6,081,072
                                                         ---------    ---------


Cost of product sales                                    2,470,855    3,007,134
Cost of subcontract sales                                  126,337       95,110
Cost of service revenue                                    802,638      812,035
Selling, general and administrative                      1,538,038    1,579,157
Interest expense                                            22,048       18,823
Depreciation and amortization                               57,758       44,223
Loss on equity investment                                   33,000       20,000
                                                         ---------    ---------
                                                         5,050,674    5,576,482
                                                         ---------    ---------

Income before provision for income taxes                    98,155      504,590
                                                         ---------    ---------
Provision for income taxes:
   Current                                                  38,000      195,800
   Deferred                                                  5,000        7,200
                                                         ---------    ---------
                                                            43,000      203,000

                                                         ---------    ---------
Net Income                                              $   55,155   $  301,590
                                                         =========    =========
Earnings per common share
   Basic Earnings per share                             $     0.01   $     0.06
                                                         =========    =========
   Diluted Earnings per share                           $     0.01   $     0.06
                                                         =========    =========

Weighted average number of common shares outstanding     5,192,118    4,788,312

Weighted average number of common and dilutive
  common share equivalents outstanding                   5,211,120    5,116,631


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          For the Nine Months Ended June 30,
                                                                 2005            2004
                                                              ----------     ------------
Product sales                                               $ 10,590,451    $ 11,987,372
Subcontract sales                                                460,133         260,873
Service revenue                                                3,477,595       3,424,804
                                                             -----------     -----------
Total revenues                                                14,528,179      15,673,049
                                                             -----------     -----------


Cost of product sales                                          7,260,793       7,925,411
Cost of subcontract sales                                        376,403         214,778
Cost of service revenue                                        2,268,770       2,447,012
Selling, general and administrative                            4,411,629       4,449,676
Interest expense                                                  59,470          59,318
Depreciation and amortization                                    173,273         132,670
Loss on equity investment                                         55,000          52,000
                                                             -----------     -----------
                                                              14,605,338      15,280,865
                                                             -----------     -----------

(Loss) Income before (benefit) provision for income taxes        (77,159)        392,184
                                                             -----------     -----------
(Benefit) provison for income taxes:
   Current                                                       (17,000)        168,000
   Deferred                                                            -         (10,000)
                                                             -----------     -----------
                                                                 (17,000)        158,000

                                                             -----------     -----------
Net (Loss) Income                                           $    (60,159)   $    234,184
                                                             ===========     ===========
(Loss) Earnings Per Common Share:
  Basic (Loss) Earnings Per Share                           $      (0.01)   $       0.05
                                                             ===========     ===========
  Diluted (Loss) Earnings Per Share                         $      (0.01)   $       0.05
                                                             ===========     ===========

Weighted average number of common shares outstanding           5,164,922       4,555,944

Weighted average number of common and dilutive
   common share equivalents outstanding                        5,164,922       5,064,697




See accompanying Notes to the Condensed Consolidated Financial Statements




                          SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                                                       For the Nine Month Ended June 30,
                                                                           2005           2004
                                                                         --------      ----------
OPERATING ACTIVITIES
Net (loss) income                                                     $   (60,159)   $   234,184
 Adjustments to reconcile net (loss) income to net cash
     provided by(used in) operating activities:
         Depreciation and amortization                                    173,273        132,670
         Deferred tax  (benefit)                                                -        (10,000)
         Loss on equity investment                                         55,000         52,000
  Changes in operating assets and liabilities:
    Accounts receivable, net                                            1,070,749       (788,616)
    Inventories                                                          (104,120)      (772,020)
    Prepaid expenses and other current assets                             (99,244)       (64,922)
    Other assets                                                           (6,023)       (18,875)
    Accounts payable and accrued expenses                                (297,885)        87,974
    Deferred revenue                                                       23,377         55,713
                                                                       ----------     ----------
NET CASH PROVIDED BY(USED IN)OPERATING ACTIVITIES                         754,968     (1,091,892)
                                                                       ----------     ----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                    (277,280)       (67,426)
                                                                       ----------     ----------
NET CASH (USED IN) INVESTING ACTIVITIES                                  (277,280)       (67,426)
                                                                       ----------     ----------
FINANCING ACTIVITIES
  Principal payments on notes payable and capital lease obligations       (41,260)       (98,620)
  Payments and proceeds from note payable bank - net                     (490,712)       925,173
  Proceeds from exercise of stock options and warrants                     27,628        448,197
                                                                       ----------     ----------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                       (504,344)     1,274,750
                                                                       ----------     ----------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                       (26,656)       115,432

Cash and cash equivalents at beginning of period                          928,507        293,186
                                                                       ----------     ----------
Cash and cash equivalents at end of period                            $   901,851    $   408,618
                                                                       ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                     $     6,995    $   130,519
     Interest                                                         $    62,211    $    70,416


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2004.

2. REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and are recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at June 30, 2005 and have been included in accounts receivable. There were no billings in excess of costs and estimated profits at June 30, 2005.

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

4. LONG TERM DEBT

The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility carries an interest rate of prime plus 1/4% on outstanding balances (6.25% at June 30, 2005) which expires June 1, 2007. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories.

At June 30, 2005, the full amount of the Credit Facility was available under the borrowing base calculation and $1,424,964 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At June 30, 2005 the Company was not in default with any of its financial covenants.

5. STOCK OPTIONS

In February 2005, the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Stock Option Plan. The stock options vest ratably over five years and are exercisable at $2.50 per share, which exercise price was above market at the time of grant. There were no stock options granted during the nine months ended June 30, 2004.

In October 1995, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

5. STOCK OPTIONS (Continued)

The Company adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amended SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply APB 25. As required under SFAS No. 148, the following table presents pro forma net income (loss) attributable to and diluted net earnings
(loss) per share as if the fair value-based method had been applied to all awards.

                                               Three Months Ended June 30,     Nine Months Ended June 30,
                                                 2005            2004              2005           2004
Net Income (Loss)                          $    55,155      $   301,590        $   (60,159)     $   234,184
Less: Fair Value of Options issued to
employees and directors                         (7,855)              --            (13,092)              --
                                             ----------       ----------         -----------      -----------
Pro Forma Net Income (Loss)                $    47,300      $   301,590        $   (73,251)     $   234,184
                                             ==========       ==========         ===========      ===========

Weighted Average Basic Shares                5,192,118        4,788,312          5,164,922        4,555,944

Weighted Average Diluted Shares              5,211,120        5,116,631          5,164,922        5,064,697

Pro Forma:
   Basic Net Earnings (Loss) per share            $.01             $.06              ($.01)            $.05
   Diluted Net Earnings (Loss) per share          $.01             $.06              ($.01)            $.05

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the nine months ended June 30, 2005. There were no options granted to employees during the nine months ended June 30, 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for the nine months, ended June 30, 2005 were as follows:

Assumptions:

Risk-free interest rate                   3.58%
Dividend                                     0
Expected life in years                 5 years
Expected volatility                         84%

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board ("FASB") issued "SFAS" No. 128, "Earnings Per Share", which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company. Diluted EPS reflects the assumed issuance of shares with respect to the Company's employee stock option plan and warrants.

                                            Three Months ended June 30,             Nine Months ended June 30,
Basic EPS Computation                       2005               2004                  2005             2004
                                         --------------------------------       ----------------------------------
  Net Income (Loss) available to common
       stockholders                       $   55,155         $  301,590           $  (60,159)       $  234,184
Weighted average outstanding shares        5,192,118          4,788,312            5,164,922         4,555,944
  Basic Earnings (Loss) Per Share               $.01               $.06                ($.01)             $.05
                                                ====               ====                ======             ====

Diluted EPS Computation
Net Income (Loss) available to common
         stockholders                     $   55,155           $301,590           $  (60,159)       $  234,184
                                             =======           ========            ==========        =========

Weighted-average shares-basic              5,192,118          4,788,312            5,164,922         4,555,944
                                           ---------          ---------            ----------        ---------
   Plus: Incremental shares from
            assumed conversions
         Employee Stock Options*              12,563            87,863                                 125,746
         Warrants*                             6,439           240,456                                 383,007
                                              ------           -------                                 -------
    Dilutive common shares                    19,002           328,319                                 508,753
                                              ------           -------                                 -------
Adjusted weighted average shares diluted   5,211,120         5,116,631             5,164,922         5,064,697
                                           ---------         ---------             ---------         ---------

    Diluted Earnings (Loss) Per Share         $.01              $.06                 ($.01)             $.05
                                              ====              ====                  =====             ====

* All options and warrants were antidilutive in the nine months ended 2005.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


7. RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment," which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123 (revised 2004) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123 (revised 2004) generally requires that an entity account for such transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123 (revised
2004) is effective for small business issuers for the first annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition, or results of operations and cash flows.

       Item 2. Management's Discussion and Analysis or Plan of Operations


LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). This credit facility carries an interest rate of prime plus 1/4% and expires June 1, 2007. Advances under the Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

    The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At June 30, 2005, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At June 30, 2005, $1,424,964 was owed under the Credit Facility.

     Net cash provided by operations for the nine months ended June 30, 2005 amounted to $754,968 as compared to cash used in operations of $1,091,892 for the comparable prior year. The increase in cash provided by operations was primarily due to a $1,859,365 increase in collection of accounts receivable. The net cash inflow of $754,968 from operations during the nine months ended 2005 along with cash on hand was used for equipment purchases of approximately $277,000 and to decrease bank borrowing by approximately $490,000. During the nine months ended 2005, proceeds of $27,628 were received from the exercise of stock options by employees to purchase common stock under the Company's stock option plan. During the prior year nine month period, financing activities included $316,200 of proceeds from the exercise of warrants to purchase common stock by Genterra Inc., $70,000 of proceeds from exercise of warrants to purchase common stock by an unaffiliated investor, and $61,997 from the exercise of stock options by employees to purchase common stock under the Company's stock option plan.

     The ratio of the Company's current assets to current liabilities increased to approximately 3.49 to 1 at June 30, 2005 compared to 3.12 to 1 at June 30, 2004.

       Item 2. Management's Discussion and Analysis or Plan of Operations


Results of Operations

Revenues and Gross Profit

                                              Three Months Ended             Nine Months Ended
                                                  June 30,                         June 30,
                                               2005     2004                   2005       2004
                                               ----     ----                   ----       ----
                                                        (In thousands of dollars)
           Product Sales                    $3,774     $4,808               $10,590      $11,987
           Subcontract Sales                   155        117                   460          261
           Service Revenue                   1,220      1,156                 3,478        3,425
                                             ------     ------               -------      -------
           Total Revenue                    $5,149     $6,081               $14,528      $15,673
                                             ======     ======               =======      =======

           Gross Profit Product             $1,303     $1,801               $ 3,330      $ 4,062
           Gross Profit Subcontract             29         22                    84           46
           Gross Profit Service                417        344                 1,209          978
                                             ------     ------                ------       ------
           Total Gross Profit               $1,749     $2,167               $ 4,623      $ 5,086
                                             ======     ======                ======       ======

           Gross Margin Product %              35%        37%                   31%          34%
           Gross Margin Subcontract %          19%        19%                   18%          18%
           Gross Margin Service %              34%        30%                   35%          29%

Revenues

The Company's product revenues during the three and nine months ended June 30, 2005 decreased 22% and 11% from the respective 2004 periods. These decreases in product revenues resulted from slow economic activity in both the Company's principal New York City market and its Dallas, Texas market. The major decrease in product revenue during the three and nine month periods is from a decline in product shipments in the Dallas, Texas market area from unusually high sales for the comparable 2004 period. In the Dallas market area, the Company has put into effect certain cost reduction initiatives with a view towards pricing aggressively in that competitive market place. This has resulted in increased bookings since March 31, 2005, which has increased the Dallas order position for future delivery.

Subcontract sales increased during the current three and nine month periods as the Company was responsible for several large electrical installations during the 2005 periods compared to various small electrical installation projects in 2004 periods.

Service revenues increased slightly during the three and nine month periods of 2005. The increase in both periods is primarily due to an increase in service contracts resulting from the addition of new service customers and from certain customers who converted to "all in" contracts that cover call-in service. Accordingly, there was a decrease in call-in service on fire alarm systems (replacement parts and service required by buildings).

       Item 2. Management's Discussion and Analysis or Plan of Operations


Gross Profit

Gross profit on product sales for the three and nine months ended June 30, 2005 decreased 28% and 18% compared to the respective 2004 periods. The decrease in absolute gross profit is primarily related to lower product sales from the Dallas market during both periods (noted above). The absolute gross profit decline during the three month period ended June 30, 2005 was also caused by lower product revenue in the New York market area. The decrease in gross margin percentage during the current three and nine month periods is due to lower sales on which to absorb overhead; with overhead remaining at the same level as the prior year periods due to the relative fixed nature of these costs. The Company is evaluating certain overhead reductions which would take effect over the next six to nine months.

Gross profit related to subcontract sales for the three and nine months ended June 30, 2005, increased in absolute terms as the Company was responsible for larger electrical installation projects. In addition, the gross margin percentages during the three and nine months of 2005 were consistent with the percentage in the 2004 periods.

Gross profit and gross margin percentage on service revenues for the three and nine months ended June 30, 2005 increased. These increases were due to certain reductions in the number of service technicians and a decrease in the use of overtime.

Income Before Tax

The decline in income before income taxes during the three and nine months ended June 30, 2005, respectively, is primarily due to the decrease in gross profit related to lower product sales from the Dallas, Texas market area. The decrease in product gross profit was partially offset by higher gross profit from subcontract and service revenues. The increase in service gross profit was caused in part by a decrease in technical staff. In addition, selling, general and administrative expenses decrease slightly but remain at a level geared to support higher product sales. Interest expense increased during the three months ended June 2005 due to higher interest rates. Depreciation expense increased during the 2005 periods from recent investments in a new computer operating software system which will enable the Company to better manage project costs in the future. For the three and nine month periods of 2005 the Company recorded a loss of $33,000 and $55,000, respectively, on its equity in the operating loss of Secure 724 LP.

Tax Provision

The Company's current income tax provision represents federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and in non-current deferred tax liability as it related to differences between financial reporting and tax bases of assets and liabilities.

       Item 2. Management's Discussion and Analysis or Plan of Operations


Order Position

The Company's order position, excluding service, at June 30, 2005 amounted to $11,026,000 as compared to $12,800,000 at September 30, 2004 and $15,155,000 at
June 30, 2004. This order position reflects large orders for several subway complexes which will be deliverable over several years as the projects are released. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's transit products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes and the Company continues to bid on projects that might include significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

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

     (a) Exhibits

31.1 Certification of Daniel S. Tamkin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Daniel S. Tamkin and John A. Poserina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 (b) Reports on Form 8-K

                  On July 25, 2005, the Board of Directors elected Mr. Harris Epstein as a director and as a member of the Audit Committee. Mr. Epstein replaced Mr. Henry Schnurbach in these positions.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SYNERGX SYSTEMS INC
                                         (Registrant)


                                           /S/ John A. Poserina
                                         ------------------------------
                                          John A. Poserina,
                                          Chief Financial Officer
                                          (Principal Accounting and
                                          Financial Officer), Secretary
                                          and Director
Date:  August 12, 2005