Form 10KSB
period 2005-09-30
SYNERGX SYSTEMS INC
filed 2005-12-22
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2005
                                       OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB ( )

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in rule 12b-2 of the Exchange Act) YES  ( )   NO (X)

     State issuer's revenues for its most recent fiscal year: $20,787,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 14, 2005 was $4,815,231

     As of December 14, 2005, the Registrant had 5,192,118 shares of Common Stock outstanding.

Documents Incorporated by Reference: Definitive Proxy Statement to be filed.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company Synergx Systems Inc. ("Synergx" or the "Company") is a Delaware corporation organized in October 1988 to acquire controlling interests in companies engaged in the design, manufacture, distribution, sale and servicing of fire, life safety, security, energy management, intercom, audio-video communication and other systems. Reference to Synergx or the Company include operations of each of its subsidiaries except where the context otherwise requires.

Synergx's business is conducted through subsidiaries in the New York City metropolitan area and in Dallas/Ft. Worth, Texas. Synergx conducts its business in New York principally through Casey Systems Inc., ("Casey") its wholly owned subsidiary located in New York City and Long Island, New York and in Texas through General Sound (Texas) Company its wholly owned subsidiary in Dallas, Texas ("General Sound").

CASEY SYSTEMS. Synergx's largest subsidiary is Casey Systems. Casey has been in the business of designing, servicing and maintaining building communication systems since 1970. Today Casey is a diversified systems integrator which, in addition to its own proprietary line of life safety and building protection products, also is a premier low-voltage systems provider for a broad range of video, teleconferencing/multimedia, audio visual, public address, customer information, access control, intercoms, security, closed circuit TV (CCTV) and professional sound systems. In addition, Casey designs, markets and supports these systems for the rail and mass transit industries.

Fire and Life Safety. For over 30 years Casey has been providing fire and smoke signaling and detection systems for institutional, municipal, commercial and residential buildings in the New York City metropolitan area. Casey provides services primarily as a sub-contractor to electrical and general contractors but also acts as a general contractor from time to time as well as engages in direct sales of products and services to building owners, managers and other users. New and modified systems must be installed and maintained in compliance with local law requirements. New York City in particular maintains a very comprehensive and detailed body of regulations to govern the installation and operation of fire alarm and life safety systems. Casey markets its expertise in putting systems on line and servicing such systems in compliance with these regulations.

Casey has developed and markets its own proprietary signaling and fire detection technology known as COMTRAK, and also acts as a strategic distributor for national manufacturers such as Edwards Systems Technology, a General Electric company. Casey has installed a number of generations of COMTRAK and other systems in hundreds of facilities in the New York metropolitan area. COMTRAK and other such systems sold by Casey control and monitor smoke detectors, pull stations and other devices, supervise other building systems such as elevators and fans and provide dedicated audio communication channels for building and emergency personnel. In many cases after installation and fire department approval thereof, Casey continues to provide products and services to such facilities related to the changing requirements of tenants in such buildings (e.g. smoke detectors and other devices when tenant spaces are altered) or service contracts to building owners or managers.

Engineered Sound Systems. Casey has augmented its established position in marketing engineered life safety systems (proprietary and third party) by developing a significant business in engineered sound systems for application to a variety of users including airline terminals, hospitals, educational facilities and transit facilities (e.g. commuter terminals and subway stations). Casey has developed a focused unit with a high level of experience to penetrate this niche market with significant success as a substantial portion of Casey's revenues and order position derives from this effort. Casey offers simple analog paging systems as well as state-of-the-art computerized systems that emphasize speech intelligibility and high quality music reproduction. Casey is an authorized dealer for many leading manufacturers.

Audio-Visual. Casey's engineering and sales team work with consultants, architects and construction managers to design, install and integrate audio visual systems in buildings in the New York metropolitan areas. These facilities include museums, auction houses, advertising agencies, houses of worship, health care and educational facilities, financial institutions and law firms. On these projects Casey oversees software integration, selects hardware and oversees all aspects of the project installation and activation. Systems include audio and video conferencing, video projection systems, media streaming and command and control centers. Casey is a authorized supplier of numerous high quality national product lines.

Security. Casey provides integrated security systems for institutional, municipal, commercial and residential buildings handling design and engineering, product specification, installation, maintenance and personnel training. Customers include commercial and apartment buildings, transportation and educational facilities and medical centers. Products include indoor-outdoor, perimeter, pan-tilt-zoom cameras, monitors, wireless command and remote control and transmission technology. Casey designs and installs a full range of card access control systems including scrambled pad-biometrics, smart cards, swipe cards and proximity readers. Casey has worked with many network technologies including encrypted networks.

Transit. Casey designs, manufactures (through third party sources), markets and services sophisticated information and communication systems with applications for transit facilities and carriers. Casey's transit products and services are in use by agencies such as the New York City Transit Authority, AMTRAK, Baltimore MTA, the Bi-State Development Agency (St Louis), the Boston MBTA, New Jersey Transit, the San Diego Trolley, the Washington Metropolitan Transit Authority (Washington, D.C.), and METRA (Chicago).

Service. Casey continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and to market service of COMTRAK and other projects coming out of warranty and the renewal of such contracts. To provide efficient and productive customer service, Casey maintains an office in New York City which houses its New York service management offering 24/7 customer support with over 30 manufacturer-trained field service technicians.

GENERAL SOUND. Synergx conducts business in Texas through its subsidiary, General Sound (Texas) Company, which distributes, services, installs and designs a variety of sound, fire alarm, intercom and security systems in the Dallas/Ft. Worth, Texas area. General Sound concentrates its sales effort on the commercial and school markets. General Sound provides its customers, primarily electrical contractors, with engineered systems, assistance in design, installation support and post-installation service. General Sound has non-exclusive distribution agreements for the Dallas/Ft. Worth area with Notifier, Dukane, and other manufacturers. The product mix and dependence on individual suppliers varies from year to year depending on customer requirements and market trends.

SECURE 724 LP. Synergx holds a 25% investment in Secure 724 LP, a Canadian research, development and marketing group which has developed technology to transmit alarm and other data from a secured site to a command center and to multiple Blackberry wireless handheld devices and/or cellular phones and to transmit commands or programming instructions to a wide variety of building systems. Casey is evaluating methods of integrating this technology into its existing products and systems to offer customers a wireless communication solution.

RESEARCH AND DEVELOPMENT. During the fiscal years ended September 30, 2005 and 2004, Synergx spent approximately $121,000 and $160 ,000, respectively, for research and development of Synergx's life safety and communication systems.

CUSTOMERS AND SUPPLIERS. For the fiscal years ended September 30, 2005 and 2004, no customer accounted for more than 10% of Synergx's revenues. One supplier accounted for 10% and 9% of Synergx's cost of sales in the years ended September 30, 2005 and 2004, respectively.

REGULATIONS. Synergx believes that it is in compliance with applicable building codes, zoning ordinances, occupational, safety and hazard standards and other Federal, state and local ordinances and regulations governing its business activities. .

COMPETITION. Synergx business is competitive; some of Synergx's competitors may have greater financial resources and may offer a broader line of fire and life safety products. Synergx also faces competition in the servicing of systems which it sells. Accordingly, even though Synergx may sell and install a fire and life safety and/or communications system, it may not receive the contract to service that system. Synergx, however, believes that it can effectively compete with any entity which conforms with applicable rules and regulations.

EMPLOYEES. As of September 30, 2005, Synergx and its subsidiaries had 122 full time employees, including 39 New York hourly employees that are covered by a Collective Bargaining Agreement expiring March 2009. In November 2005, certain personnel cost reduction initiatives were implemented that resulted in 112 full time employees with 33 New York hourly employees covered by the collective bargaining agreement. The goal of this cost reduction initiative is to achieve annualized savings of $650,000.

BUSINESS CONDITIONS. Synergx believes that its labor and material sources are sufficient and that other than normal competitive factors, and what is discussed above or under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION", Synergx's operations and industry do not have any special characteristics which may have a material impact upon its future financial performance.

PATENTS AND TRADEMARKS. The Company does not have any patents on its systems, but, it uses proprietary technology which it seeks to protect as trade secrets. The "Firetector," "Casey Systems" and "COMTRAK" trademarks are registered with the United States Patent and Trademark Office.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company leases approximately 16,400 square feet of office, manufacturing and warehouse space in Syosset, New York under a seven year lease expiring June 2007. The rental schedule provides for monthly rent of $16,026 during 2005 with 3.3% yearly increases through the remainder of the term of the lease.

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

ITEM 3. LEGAL PROCEEDINGS

     In the normal course of its operations, the Company has been, or from time to time may be, named in legal actions seeking monetary damages. While the outcome of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that such actions will have a material effect on the Company's business or financial condition.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Synergx's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol and since May 2002 under the "SYNX" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 2003 through September 30, 2005 which quotations were obtained from the National Association of Securities Dealers Inc.

  Common Stock                    Bid                            Ask
  Quarter Ended          High            Low             High            Low

December 31, 2003       4.000           2.860           4.000           2.970
March 31, 2004          6.010           2.470           6.100           2.700
June 30, 2004           9.820           2.810           9.950           2.830
September 30, 2004      4.090           1.750           4.110           1.810
December 31, 2004       4.370           2.490           4.470           2.690
March 31, 2005          3.580           1.440           3.680           1.460
June 30, 2005           1.670           1.000           1.680           1.200
September 30, 2005      6.250           1.240           6.250           1.310



     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 14 2005, there were 439 record holders of Synergx's Common Stock.

     On December 14, 2005, the closing bid and ask prices for the Common Stock were $1.82 and $1.83, respectively.

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



Registration of Shares of Common Stock

     The Company filed a Form S-8 registration statement, which became effective July 22, 2003. The registration statement provided for the registration of 404,885 shares issueable under the 1997 Non-Qualified Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). This credit facility has an annual interest rate of prime plus 1/4% and expires in June 2007. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At September 30, 2005, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At September 30, 2005, $1,449,000 was owed under the Credit Facility.

     Net cash provided by operations for the year ended September 30, 2005 amounted to $418,000 as compared to cash used by operations of $319,000 for the comparable prior year. The increase in cash being provided by operations was primarily due to a reduction in the working capital component in 2005 as funding requirements declined to $99,000 in line with lower sales in 2005. In contrast, the working capital component increased in 2004 by $1.1 million to fund an increase in accounts receivable resulting from higher sales in 2004 and from an increase in inventory from projects expected to be shipped after September 30, 2004. The net cash inflow of $418,000 from operations during 2005 along with cash on hand was used to purchase $288,000 of capital assets (primarily for a new management information system) and to reduce bank borrowings by $466,000. In addition, 2005 financing activities included $28,000 from exercise of stock options by employees to purchase common stock under the Company's stock option plan. In contrast, in 2004, financing activities included $316,000 of proceeds from exercise of warrants to purchase common stock by Genterra Inc., $238,000 of proceeds from exercise of warrants to purchase common stock by an unaffiliated investor and $62,000 from exercise of stock options by employees.

     The ratio of the Company's current assets to current liabilities decreased to approximately 3.04 to 1 at September 30, 2005 compared to 3.45 to 1 at September 30, 2004. Working capital decreased by approximately $400,000 to $7.1 million at September 30, 2005 compared to $7.5 million at September 30, 2004. The decrease in the current ratio and working capital is primarily due to the use of cash flow to reduce bank borrowings (a non current liability) by $466,000.


RESULTS OF OPERATIONS

Revenues and Gross Profit

                                               For the years ended September 30,
                                                 2005              2004
                                                    (In thousands)
Product Sales                                  $15,517          $16,720
Subcontract Sales                                  475              590
Service Revenue                                  4,795            4,480
       Total Revenue                           $20,787          $21,790

Product Gross Margin                           $ 4,826          $ 5,630
Subcontract Gross Margin                            91              106
Service Gross Margin                             1,673            1,291
        Total Gross Margin                     $ 6,590          $ 7,027

Gross Profit Product %                             31%              34%
Gross Profit Subcontractor %                       19%              18%
Gross Profit Service %                             35%              29%
         Total Gross Profit %                      32%              32%



Revenues

     The decrease in product revenues resulted primarily from slow economic activity in the Company's Dallas, Texas market as the Company experienced significantly lower product revenues compared to strong 2004 levels. The Company has put into effect certain cost reduction initiatives with a view towards pricing business aggressively in both the Dallas/Ft Worth, Texas and New York City metropolitan area.

     Subcontract revenue decreased during 2005 as the Company was responsible as prime contractor for less electrical installations in 2005 compared to similar projects in 2004.

     Service revenues increased 7% during 2005 primarily due to higher service revenue from new service contracts which offset a decrease in call-in service on fire alarm systems as certain customers converted to (all in) contracts to cover call in service (replacement parts and service required by buildings). The service contract base of customers has increased due to new customers in our New York City and Long Island, New York area.


Gross Profit

     Gross profit margin from product revenues decreased 14% to $4,826,000 due to lower product sales (noted above) and related gross margin. Gross profit margin as a percentage of product revenues was 31% in 2005 compared to 34% in 2004. This decline in gross profit percentage was due to aggressive pricing necessary to obtain sales.

     Gross profit margin related to subcontract revenues for 2005 decreased in absolute terms as the Company was responsible for a smaller amount of electrical installation by third parties (subcontract work).

     Gross profit margin from service revenues increased during 2005 due to higher service revenue which resulted from an increase in service contracts base noted above. Gross profit margin was also favorably affected by certain reductions in the number of service technicians and a decrease in the use of overtime in 2005.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S G &A") increased slightly ($11,000) in 2005 over 2004 primarily as a result of the Company's continued expansion of its marketing programs for new products. This increase is net of certain reductions in salary related costs for non sales personnel. During the last two years additional staffing was added to address the markets for audio/visual and security products. Consequently, S G & A expenses as a percentage of sales increased 1.4% to 28.9% in 2005 due to lower sales volume compared to the relative fixed nature of these costs. The Company will continue to invest in staff to secure and support sales of new products in future years.

Income Before Tax

     The decline in income before income taxes during 2005 is primarily due to the decrease in gross profit caused by lower product revenues. Partially offsetting the decrease in gross profit from product revenues was an increase in gross profit from service revenues noted above. While selling, general and administrative expenses remained basically the same in 2005, these expenses remain at a level geared to support higher product sales. In addition, unfavorably affecting income before income taxes was an increase in depreciation expense in 2005 related to the recent investment in a new computer and management information system. For 2005, the Company also recorded a loss of $76,000 on its equity in the operating loss of Secure 724 LP compared to a loss of $52,000 in 2004.


Tax Provision

     The Company's current income tax provision represents federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and noncurrent deferred tax liability as it related to certain timing differences of book and tax deductions.

Order Position

     Synergx's order position, excluding service, decreased to $8.8 million at September 30, 2005 compared to the $12.8 million level at September 30, 2004. The Company expects to fulfill a significant portion of its order position over the next twelve months. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that some of the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between theooking of the contract and its revenue realization. The order position from time to time includes, and the Company continues to bid on, projects that include subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and responsible for management of the project as well as electrical installation.

Plan of Operations

     During fiscal 2006, management intends to continue to focus on its intensified marketing programs and to continue to contain or monitor fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Specifically management is pursuing a strategy of aggressive marketing of products and systems to drive more revenue through established channels of distribution. A new President has recently been appointed to our management staff to focus on these initiatives with a focus on reducing costs thereby enhancing the Company's competitiveness which combined with improved sales and marketing techniques should result in increased revenues over time. Certain personnel cost reduction initiatives were implemented in November 2005 with a goal of annualized savings of $650,000 per year. However, competition remains severe in many of the Company's product categories and demand remains sporadic in the Dallas market area. Longer term, management expects increased demand for the Company's audio-visual, public address, security and other communication products. Recent enhancements to Synergx's management information systems and methods of approving and monitoring project costs have improved management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. Further enhancements in theses areas will be in progress during 2006.

     The Company will continue to evaluate the performance and potential of its investment in Secure 724. Secure 724 currently has a very low overhead structure, however to fully capitalize and realize on its technology, Secure 724 must accelerate into the marketing phase of its development which will require additional staff, product development and production. Management is analyzing how to integrate the Secure 724 technology into its marketing efforts by offering a wireless feature to augment existing new products and systems. Secure 724 is pursing various routes to finance this stage including possible new investors and/or strategic relationships with prospective customers. In December 2005, Secure 724 entered into a license agreement in a foreign country which will provide license fees. There can be no assurance that Secure724 will secure all the funding it requires to fully capitalize on its technology or that the Company's investment in Secure 724 will be profitable.

Inflation

     The impact of inflation on the Company's business operations has not been material in the past. Casey's labor costs are normally controlled by union contracts covering a period of three years and its material costs have remained relatively stable. However, in July of 2005, the Company and its union agreed to a new three year nine month contract that provides for wage/benefits increases of approximately 4% in each year. Under terms of previous union contracts, certain union members, upon passing certain test requirements, began moving up to higher paying categories that have multiple salary steps per year in excess of the 4% contractual level. In addition, the demand for highly skilled professionals has resulted in the need to assess salary levels in order to remain competitive. It is expected that required salary adjustments will exceed normal increases given in the past. The Company will try to mitigate the effect of these increases in labor costs by price increases, if possible, and expense reductions.


ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements together with accompanying notes and the report of Marcum & Kliegman LLP, our independent registered public accounting firm, are set forth on the pages indicated below.

Report of Independent Registered Public Accounting Firm                      F1

Audited Consolidated Financial Statements

Consolidated Balance Sheet  September 30, 2005                          F2 - F3

Consolidated Statements of Operations
    Years Ended September 30, 2005 and 2004                                  F4

Consolidated Statements of Stockholders' Equity
    Years Ended September 30, 2005 and 2004                                  F5

Consolidated Statements of Cash Flows
     Years Ended September 30, 2005 and 2004                                 F6

Notes to Consolidated Financial Statements                             F7 - F19


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

5.1 Opinion of Dolgenos Newman & Cronin LLP as to the legality of the shares being registered*

10.1 Credit Facility dated October 9, 2003 between Synergx Systems Inc. as borrower and Hudson United Bank as lender. (5)

10.2 Employment Agreement between Casey Systems Inc. and Al Koenig dated as of February 17, 2005

10.3 Employment Agreement between Synergx Systems Inc. and Daniel S. Tamkin dated as of October 1, 2005.

10.8 Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (3)

10.9 Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord(4)

10.10 Form of Limited Parnership Agreement dated May 29, 2003 between 3077118 Nova Scotia ULC (a Synergx Systems owned company) and Secure 724 LP (5)

22.1 Subsidiaries of the Registrant (Exhibit 22.1)(1)

23.1 Consent of Marcum & Kliegman LLP, Independent Registered Public Accounting Firm

23.2 Consent of Dolgenos Newman & Cronin LLP (Included in Exhibit 5.1)*

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

                                       SYNERGX SYSTEMS INC.
                                       (Registrant)
                                       By:/s/Daniel S. Tamkin
                                       Daniel S. Tamkin,
                                       Chief Executive Officer and Director

Dated: December 20, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                             DATE

                             Chairman,                         December 20, 2005
/s/Daniel S. Tamkin          Chief Executive Officer
Daniel S. Tamkin             and Director


/s/John A. Poserina          Chief Financial Officer           December 20, 2005
John A. Poserina             (Principal Accounting and
                             Financial Officer), Secretary,
                             and Director

/s/Joseph Vitale             Director                          December 20, 2005
Joseph Vitale


/s/Harris Epstein            Director                          December 20, 2005
Harris Epstein

/s/Dennis P. McConnell       Director                          December 20, 2005
Dennis P. McConnell

/s/Mark Litwin               Director                          December 20, 2005
Mark Litwin

/s/J. Ian Dalrymple          Director                          December 20, 2005
J. Ian Dalrymple

             Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors of Synergx Systems Inc.

We have audited the accompanying consolidated balance sheet of Synergx Systems Inc. and its subsidiaries (the "Company") as of September 30, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's control over financial reporting. Accordingly, we express no opinion. An audit also includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergx Systems Inc. and its subsidiaries as of September 30, 2005 and the consolidated results of their operations and their cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

December 9, 2005                      /s/ MARCUM & KLIEGMAN LLP
New York, NY
                                       F1

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                                   September 30,
                                                                       2005
                                                                    -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $   590,000
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $324,000                             7,093,000
  Inventories                                                      2,408,000
  Deferred taxes                                                     278,000
  Prepaid expenses and other current assets                          268,000
                                                                  -----------
         TOTAL CURRENT ASSETS                                     10,637,000
                                                                  -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,656,000           641,000

OTHER ASSETS                                                         596,000

                                                                  -----------
         TOTAL ASSETS                                            $11,874,000
                                                                  ===========

See accompanying Notes to the  Consolidated Financial Statements.
                                      F2

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                             September 30,
                                                                  2005
                                                             -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes and capital leases payable - current portion        $    32,000
   Accounts payable and accrued expenses                       2,912,000
   Deferred revenue                                              554,000
                                                              -----------
         TOTAL CURRENT LIABILITIES                             3,498,000



   Note payable to bank                                        1,449,000
   Notes and capital leases payable - less current portion         6,000
   Deferred taxes                                                 90,000
                                                              -----------
         TOTAL LIABILITIES                                     5,043,000
                                                              -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized,
     none issued and outstanding                                      --
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 5,192,118 shares            5,000
  Capital in excess of par                                     6,785,000
  Retained earnings                                               41,000
                                                              -----------
TOTAL STOCKHOLDERS' EQUITY                                     6,831,000
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $11,874,000
                                                              ===========

See accompanying Notes to the  Consolidated Financial Statements.
                                      F3

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              For the Years  Ended September 30,
                                                                     2005                          2004
                                                                -----------                   -----------
Product sales                                                  $15,517,000                   $16,720,000
Subcontract sales                                                  475,000                       590,000
Service revenue                                                  4,795,000                     4,480,000
                                                                -----------                   -----------
Total revenues                                                  20,787,000                    21,790,000
                                                                -----------                   -----------

Cost of product sales  *                                        10,691,000                    11,090,000
Cost of subcontract sales                                          385,000                       484,000
Cost of service revenue                                          3,122,000                     3,189,000
Selling, general and administrative                              6,000,000                     5,989,000
Interest expense                                                    84,000                        87,000
Depreciation and amortization                                      189,000                       171,000
Loss on equity investment                                           76,000                        52,000
                                                                -----------                   -----------
                                                                20,547,000                    21,062,000
                                                                -----------                   -----------

Income before provision for income taxes                           240,000                       728,000
                                                                -----------                   -----------
Provison for income taxes:
   Current                                                         103,000                       225,000
   Deferred                                                          7,000                        83,000
                                                                -----------                   -----------
                                                                   110,000                       308,000

                                                                -----------                   -----------
Net  Income                                                       $130,000                      $420,000
                                                                ===========                   ===========
Earnings Per Common Share:
  Basic  Earnings Per Share                                          $0.03                         $0.09
                                                                     =====                         =====
  Diluted Earnings Per Share                                         $0.03                         $0.09
                                                                     =====                         =====

Weighted average number of common shares outstanding             5,171,721                     4,671,701

Weighted average number of common and dilutive
   common share equivalents outstanding                          5,193,276                     4,912,203


*Excludes depreciation and amortization of $40,000 and $51,000 for the years ended September 30, 2005 and 2004, respectively

See accompanying Notes to the Consolidated Financial Statements.
                                       F4

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                                   (ACCUMULATED
                                          TOTAL                                       CAPITAL       DEFICIT)/
                                       STOCKHOLDERS'         COMMON STOCK            IN EXCESS      RETAINED
                                          EQUITY         SHARES        AMOUNT         OF PAR        EARNINGS
---------------------------------------------------------------------------------------------------------------
Balance at September 30, 2003          $5,466,000      4,061,144     $    4,000     $5,971,000     ($ 509,000)

Exercise of employee stock options         62,000        115,718                        62,000

Exercise of warrants                      554,000        960,000          1,000        553,000

Tax benefit of stock option exercise      146,000                                      146,000

Net earnings                              420,000                                                     420,000
                                        ----------     ----------     ----------     ----------      ----------
Balance at September 30, 2004           6,648,000      5,136,862          5,000      6,732,000        (89,000)

Exercise of employee stock options         28,000         55,256                        28,000

Tax benefit of stock option exercise       25,000                                       25,000

Net Income                                130,000                                                     130,000
                                       ----------     ----------     ----------     ----------     ----------
Balance at September 30, 2005          $6,831,000      5,192,118     $    5,000     $6,785,000     $   41,000
                                       ==========     ==========     ==========     ==========     ==========


See accompanying Notes to the Consolidated Financial Statements.
                                      F5

                 SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended September 30,
                                                                           2005           2004
                                                                       -----------    ------------
OPERATING ACTIVITIES
Net  income                                                           $   130,000    $   420,000
 Adjustments to reconcile net  income to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                    189,000        171,000
         Deferred taxes                                                     7,000         83,000
         Provision for doubtful accounts                                       --        (88,000)
         Provision for inventory allowance                                 90,000             --
         Loss on equity investment                                         76,000         52,000
         Tax benefit from employee stock option exercise                   25,000        146,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (700,000)      (511,000)
    Inventories                                                           164,000       (213,000)
    Prepaid expenses and other current assets                              11,000        154,000
    Other assets                                                          (27,000)       (38,000)
    Accounts payable and accrued expenses                                 405,000       (566,000)
    Deferred revenue                                                       48,000         71,000
                                                                      -----------    -----------
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES                        418,000       (319,000)
                                                                      -----------    -----------
INVESTING ACTIVITIES
  Purchases of property and equipment                                    (288,000)      (232,000)
                                                                      -----------    -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                  (288,000)      (232,000)
                                                                      -----------    -----------
FINANCING ACTIVITIES
  Principal payments on notes payable and capital lease obligations       (29,000)       (90,000)
  Payments and proceeds from note payable bank - net                     (467,000)       660,000
  Proceeds from exercise of stock options and warrants                     28,000        616,000
                                                                      -----------    -----------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES                       (468,000)     1,186,000
                                                                      -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (338,000)       635,000

Cash and cash equivalents at beginning of the year                        928,000        293,000
                                                                      -----------    -----------
Cash and cash equivalents at end of the year                          $   590,000    $   928,000
                                                                      ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
     Income taxes                                                     $     7,000    $   266,000
     Interest                                                         $    89,000    $    95,000


See accompanying Notes to the Consolidated Financial Statements.

                                       F6

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Business

Synergx Systems Inc. and Subsidiaries (the "Company") operates in one industry segment: the design, manufacture, distribution, marketing and service of a variety of data communications products and systems with applications in the fire alarm, life safety, transit, security and communications industry. The Company conducts its business principally in the New York Metropolitan area and in Dallas/Ft. Worth, Texas.

Principles of Consolidation

The consolidated financial statements include the accounts of Synergx Systems Inc. and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), General Sound (Texas) Company ("General Sound"), and Systems Service Technology Corp. ("SST"). In addition the Company has a payroll disbursing subsidiary FT Clearing Inc. and a subsidiary that holds the investment in Secure 724 LP, Comco Technologies Inc. Significant intercompany items and transactions have been eliminated in consolidation.

Revenue Recognition

Product sales include sale of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and are recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of a contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at September 30, 2005 and 2004 and have been included in accounts receivable. There were no billings in excess of costs and estimated profits at September 30, 2005 and 2004.

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

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Revenue Recognition (continued)

Service revenue from separate maintenance contracts is recognized on a straight-line basis over the terms of the respective contract, which is generally one year. The unearned service revenue from these contracts is included in current liabilities as deferred revenue. Non-contract service revenue is recognized when services are performed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts. The adequacy of the allowance is determined by management based on a periodic review of the status of the individual accounts receivable.

Inventories

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and at September 30, 2005 reflects an inventory allowance of $370,000.

Property and Equipment

Property and equipment are stated at historical cost. Leases meeting the criteria for capitalization are recorded at the present value of future lease payments.

Depreciation and amortization of machinery and equipment and furniture and fixtures are provided primarily by the straight-line method over their estimated useful lives. The Company depreciates machinery and equipment over periods of 3 to 10 years and amortizes leasehold improvements and assets acquired under capitalized leases utilizing the straight-line method over the life of the lease or the economic useful life, whichever is shorter.

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Other Assets

Other assets consist principally of the investment in Secure 724 LP which is comprised of notes receivable of $163,000 and a 25% ownership in Secure 724 LP of $432,500, less the 25% equity in the operating losses of Secure 724 LP of $163,000. (see Note 3 - Investment in Secure 724 LP) Also included in other assets is the excess of cost over the fair value of the assets acquired in the 1990 acquisition of General Sound of approximately $103,000.

The Company does not amortize goodwill but evaluates whether the carrying value of goodwill has become impaired. This evaluation is performed on annual basis each fiscal year end.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended September 30, 2005 and 2004 amounted to $35,000 and $25,000, respectively.

Research and Development Costs

Research  and  development   costs  are  expensed  as  incurred.   Research  and
development costs for the years ended September 30, 2005 and 2004 amounted to $121,000 and $160,000, respectively.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used to determine deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


Cash Equivalents

The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's operations are located in two large U.S. cities (New York City, New York and Dallas, Texas), each of which is an independent market. The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. Approximately 88% of such outstanding receivables at September 30, 2005 are due from customers in New York. The Company does not require collateral to support financial instruments subject to credit risk.

At September 30, 2005, the Company had cash of approximately $265,000, that is in excess of insured amount limitations.

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

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock based employee compensation. SFAS No.148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Stock Options and Similar Equity Instruments (continued)

value method, the disclosure provisions of SFAS No. 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. As required under SFAS No. 148, the following table presents pro forma net income and diluted net earnings per share as if the fair value-based method had been applied to all awards.

                                                     Years Ended September 30,
                                                       2005             2004
Net Income
                                                     $130,000        $420,000
Less: Fair Value of Options issued to
      employees and directors, net of income tax      (13,000)             --
                                                      --------       ---------
Pro Forma Net Income                                 $117,000        $420,000
                                                      ========       =========
Weighted Average Basic Shares                       5,171,721       4,671,701

Weighted Average Diluted Shares                     5,193,276       4,912,203

Basic Net Income Per Share as Reported                 $.03             $.09
Basic Pro Forma Net Income per share                   $.02             $.09

Diluted Net Income Per Share as Reported               $.03             $.09
Diluted Pro Forma Net Income per share                 $.02             $.09

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the year ended September 30, 2005. There were no options granted to employees during the year ended September 30, 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for the year ended September 30, 2005 were as follows:

Assumptions:

Risk-free interest rate                        3.58%
Dividend                                          0
Expected life in years                        5 years
Expected volatility                              84%

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

2. Property and Equipment

Property and equipment (including $3,000 arising from capital leases) are summarized as follows:

                                                                September 30,
                                                                    2005
                                                                 ----------
      Machinery and equipment                                   $2,052,000
      Furniture and fixtures                                       176,000
      Leasehold improvements                                        69,000
                                                                 ----------
                                                                 2,297,000
      Less accumulated depreciation and amortization
                                                                 1,656,000
                                                                 ----------
                                                                $  641,000
                                                                 ==========

Annual amortization of equipment under capital leases of $300 is included with depreciation and amortization expense.

Depreciation and amortization expense related to these assets were $157,000 and $141,000 for the years ended September 30, 2005 and 2004, respectively.

3.  Investment in Secure 724 L.P.

On May 29, 2003, the Company acquired 25% of the equity of Secure 724 LP ("Secure 724 LP"), an Ontario limited partnership. The investment in Secure 724 L.P. for 300,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock was valued at $432,500. This investment is accounted for utilizing the equity method and is included in OTHER ASSETS. The underlying equity of this investment on the date of the transaction was approximately $73,000; resulting in goodwill of approximately $359,500; which will not be amortized but will be tested for impairment. For the years ended September 30, 2005 and 2004, an adjustment to the equity investment of $76,000 and $52,000, respectively was recorded to reflect the Company's 25% portion of the net loss of Secure 724 LP. The cumulative impact that was recorded for the 25% portion of the net loss from inception amounts to $163,000.

In connection with the initial capital contribution per the partnership agreement, the Company advanced $18,000 ($25,000CA) to Secure 724 LP in May 2003 and upon reaching milestones advanced $125,089 ($175,000CA) in August 2003. Additional advances were made to Secure 724 LP in October 2004 of $7,969 ($10,000CA) and in December 2004 of $12,140 ($15,000CA). These notes receivable bear interest at a rate of 4% per annum and mature in May 2006, August 2006, and October 2007, respectively.

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

3.  Investment in Secure 724 L.P.(continued)

There can be no assurance that the investment in Secure 724 LP will be profitable.

4.  Long-Term Debt

The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility has an annual interest rate of prime plus 1/4% on outstanding balances (6.75% at September 30, 2005) and expires in June 2007. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At September 30, 2005, the full amount of the Credit Facility was available under the borrowing base calculation and $1,449,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At September 30, 2005 the Company was not in default with any of its financial covenants.

Annual maturities of Notes Payable to Bank and Notes and Capital Leases Payable are as follows:


                Note Payable         Other Notes and             Total
                    Bank          Capital Leases Payable
               ----------------------------------------------------------------

        2006                              $32,000               $   32,000
        2007      $1,449,000                6,000                1,455,000
               ----------------------------------------------------------------
        Total     $1,449,000              $38,000               $1,487,000
               ================================================================

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

5.  Lease Commitments

The Company leases certain office and warehouse space under non cancelable operating leases expiring at various times through 2010. In February 2000, the Company signed a lease for office, manufacturing and warehouse space in Syosset, New York. An additional 700 square feet of space was added to the lease in August 2004. The rental schedule provides for monthly rent of $16,000 during 2005 with 3.3% yearly increases through the expiration of the lease in June 2007.

The Company has a non-cancelable lease for its service center in New York City that became effective August 2002 and runs through December 31, 2009. The lease is for office and warehouse space and provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter.

The Company leases an office and warehouse facility under a non-cancelable operating lease in Richardson, Texas, a suburb of Dallas, pursuant to a lease that was extended in August 2002 to expire on June 30, 2010 providing for annual rent on a net basis of $50,000 escalating annually to $64,000 in the final year of the lease.

The following is a schedule of future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at September 30, 2005:

                                             Total Operating
                                                 Leases

2006                                            $352,000
2007                                             307,000
2008                                             155,000
2009                                             159,000
2010                                              73,000
                                               ----------
Total minimum lease payments                  $1,046,000
                                               ==========

Rental  expense   amounted  to  $361,000  and  $346,000,   for  2005  and  2004,
respectively.

6. Significant Customers and Suppliers

During fiscal 2005 and 2004, no customer accounted for more than 10% of sales. One supplier accounted for 10% and 9% of the Company's cost of sales during fiscal 2005 and 2004, respectively.

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


7.  Income Taxes

During the years ended September 30, 2005 and 2004, the Company recorded a tax provision of $110,000 and $308,000, respectively. A reconciliation of such provision with the amounts computed by applying the statutory federal income tax rate is as follows:

                                                                    Year Ended September 30,
                                                                     2005              2004
                                                                 -------------------------------
Statutory federal income tax rate                                    34%                34%
Computed expected tax from income                                 $82,000            $247,000
Increase in taxes resulting from:
  State and local income taxes, net of Federal tax benefit         25,000              51,000
  Nondeductible expenses                                            2,000               2,000
Other                                                               1,000               8,000
                                                                 ------------------------------
Provision                                                        $110,000            $308,000
                                                                 ==============================


The Company provided $6,000 and $12,000 for state and local franchise and capital taxes for the years ended September 30, 2005 and 2004, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has recorded a current deferred tax asset and a non current deferred tax liability at September 30, 2005 and 2004 related to certain accelerated tax deductions or book provisions to be deducted in future tax returns. Management anticipates profitable operations to continue at a level that will result in the utilization of the entire deferred tax asset.

The components of deferred tax assets and liabilities at September 30, 2005 and 2004 consist of the following:

Deferred Tax Assets                         2005                    2004
Allowance for doubtful accounts           $130,000               $130,000
Inventory reserve                          148,000                112,000
Net operating loss carryforward                                    18,000
                                           -------                -------
Total deferred tax asset                  $278,000               $260,000
                                           =======                =======
Deferred Tax Liabilities
Depreciation and amortization             $ 90,000               $ 65,000
Total deferred tax liability              $ 90,000               $ 65,000
                                           =======                =======

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


8. Earnings Per Share

The computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution is as follows:

                                                     Year Ended September 30
Basic EPS Computation                                 2005              2004
                                                    --------          --------
 Net income                                         $130,000          $420,000
 Weighted average outstanding shares               5,171,721         4,671,701

 Basic earnings per share                               $.03              $.09
                                                        ====              ====

Diluted EPS Computation

    Net income                                     $ 130,000          $420,000

    Weighted average outstanding shares            5,171,721         4,671,701
      Plus:  Incremental shares from
                assumed conversions

          Employee Stock Options                      14,036            73,872
          Warrants                                     7,520           166,630
                                                      ------           -------
             Dilutive  common shares                  21,555           240,502
                                                      ------           -------
    Adjusted weighted-average shares               5,193,276         4,912,203

    Diluted earnings per share                          $.03              $.09
                                                        ====              ====
9.  Employee Stock Options and Warrants

In March 2004, the Company and its stockholders adopted a nonqualified stock option plan ("2004 Plan"), which will expire March 10, 2009, except as to options outstanding under a prior 1997 Plan. Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the options are granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of the Compnay's issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 2004 Plan are to be reduced by options outstanding under the prior 1997 nonqualified stock option plan.

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

9.  Employee Stock Options and Warrants (continued)

In February 2005, the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Plan. The stock options vest ratably over five years and are exercisable at $2.50 per share, which exercise price was above the market price at the time of grant. There were no stock options granted during the year ended September 30, 2004.

Transactions involving stock options are summarized as follows:

                                                           Weighted Average
                                    Stock Options         Exercise Price of
                                     Outstanding         Options Outstanding
Balance September 30, 2003             191,298                 $ .52
   Options exercised                  (115,718)                  .54
Balance September 30, 2004              75,580                   .51
   Options granted                     130,000                  2.50
   Options exercised                   (55,256)                  .50
Balance September 30, 2005             150,324                  2.23

There were 20,324 exercisable options at September 30, 2005 and 75,580 exercisable options at September 30, 2004.

During the years ended September 30, 2005 and 2004, employees exercised stock options to purchase 55,256 and 115,718 shares of Common Stock, respectively, for total consideration of $28,000 and $62,000, respectively.

Outstanding and exercisable stock options are as follows:

                     Outstanding at      Weighted Average     Exercisable at
Exercise Price    September 30, 2005    Contractual Life     September 30, 2005
 $ .52                   10,668             .3 years              10,668
   .50                    9,656             .3 years               9,656
  2.50                  130,000            4.5 years                   -

In 1998, the Company granted Genterra Inc. (an Ontario publicly-held corporation) ("Genterra") warrants to purchase 620,000 shares of the Company's common stock at an exercise price of $.51 per share at any time until December 31, 2003. In December 2003, Genterra exercised these warrants for $316,200.

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


9.  Employee Stock Options and Warrants (continued)

On September 30, 2002, the Company issued 340,000 warrants in connection with a private placement that were exercisable at $.70 per share of Common Stock until September 30, 2004. All of these warrants were exercised in August and September 2004 for $238,000.

In May 2003, the Company issued 50,000 warrants in connection with its 25% investment in Secure 724 LP. The warrants expired in May 2005. (See Note 3 - Investment in Secure 724 LP)

Transactions involving non-employee stock  warrants are summarized as follows:
                                                              Weighted Average
                                          Warrants           Exercise Price of
                                        Outstanding         Warrants Outstanding
Balance September 30, 2003           1,010,000                       $.61
   Warrants exercised                 (960,000)                       .58
Balance September 30, 2004              50,000                       1.15
   Warrants expired                    (50,000)                      1.15
Balance September 30, 2005                   0
                                            ===
10. Contingencies

In the normal course of its operations, the Company has been, or from time to time may be, named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any item exists that will have a significant impact on the Company's business or financial condition.

11. Other

Approximately 32% of the Company's employees are covered by collective bargaining agreements. On July 10, 2005, the union representing hourly employees and the Company ratified a Collective Bargaining Agreement expiring March 9, 2009, providing for an increase in salaries and benefits averaging approximately 4% per year over the life of the contract.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for nonunion employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. In September 2005 and 2004. a profit sharing contribution of $41,000 and $43,000, respectively, was authorized and charged to expense.

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

12. Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

The carrying amount of cash and cash equivalents, trade receivables and payables, and short-term debt, approximates fair value because of the near term maturities of such obligations. The fair value of long-term debt was determined based on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

13  New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Shared-Based Payment," which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123 (revised 2004) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123 (revised 2004) generally requires that an entity account for such transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123 (revised 2004) is effective for small business issuers for the first annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition, results of operations and cash flows.