Form 10QSB
period 2005-12-31
SYNERGX SYSTEMS INC
filed 2006-02-14
CIK 823130

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended      December 31, 2005
                                               -----------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from           to

             Commission file number      0-17580
                                         -------

                              SYNERGX SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                              11-2941299
----------------------------------------             -----------------------
(State or jurisdiction of incorporation or              (IRS employer
organization)                                          identification Number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 7, 2006, 5,210,950 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)  Yes[    ]    No[ X ]

                                     INDEX


Part I - Financial Information (unaudited)                                 Page

     Item 1.  Financial Statements.

     Condensed Consolidated Balance Sheet at December 31, 2005              3

     Condensed Consolidated Statements of Operations for the Three
          Months Ended December 31, 2005 and 2004                           5

     Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended December 31, 2005 and 2004                           7

     Notes to the Condensed Consolidated Financial Statements               8

     Item 2.  Management's Discussion and Analysis or Plan of Operations   13

     Item 3.   Controls and Procedures                                     17

Part II - Other Information

     Item 1.  Legal Proceedings.                                           18

     Item 2.  Unregistered Sales of Equity Securities and Use
              of Proceeds.                                                 18

     Item 3.  Defaults Upon Senior Securities.                             18

     Item 4.  Submission of Matters to a Vote of Security Holders.         18

     Item 5.  Other Information.                                           18

     Item 6.  Exhibits and Reports on Form 8-K                             18

     Signatures                                                            20

                     SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                    December 31,
                                                                        2005
                                                                      --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   841,891
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $323,523                               5,536,035
  Inventories net                                                    2,768,191
  Deferred taxes                                                       297,700
  Prepaid expenses and other current assets                            199,747
                                                                   -----------
                                            TOTAL CURRENT ASSETS     9,643,564
                                                                   -----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,700,975             697,821

OTHER ASSETS                                                           647,820




                                                                   -----------
                                                    TOTAL ASSETS   $10,989,205
                                                                   ===========

See accompanying Notes to the  Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                                     December 31,
                                                                        2005
                                                                       ------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payablee - current portion                                $    34,534
   Accounts payable and accrued expenses                             2,194,612
   Deferred revenue                                                    823,823
                                                                   -----------
                                       TOTAL CURRENT LIABILITIES     3,052,969



   Note payable to bank                                              1,226,310
   Notes payable - less current portion                                 16,893
   Deferred taxes                                                       90,000
                                                                   -----------
                                               TOTAL LIABILITIES     4,386,172
                                                                   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding                                             -
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 5,210,950 shares                  5,211
  Capital in excess of par                                           6,803,992
  Accumulated Deficit                                                 (206,170)
                                                                   -----------
TOTAL STOCKHOLDERS' EQUITY                                           6,603,033
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $10,989,205
                                                                   ===========

See accompanying Notes to the  Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   For the  Three Months Ended December 31,
                                                           2005            2004
                                                          ------         --------
Product sales                                          $ 2,926,693    $ 3,248,383
Subcontract sales                                          122,897         98,133
Service revenue                                          1,191,593      1,120,387
                                                       -----------    -----------
Total revenues                                           4,241,183      4,466,903
                                                       -----------    -----------


Cost of product sales                                    2,227,500      2,482,189
Cost of subcontract sales                                   92,905         79,681
Cost of service revenue                                    705,379        720,534
Selling, general and administrative                      1,530,110      1,358,191
Interest expense                                            27,076         22,901
Depreciation and amortization                               43,474         44,784
Loss on equity investment                                   25,000         10,000
                                                       -----------    -----------
                                                         4,651,444      4,718,280
                                                       -----------    -----------

(Loss) before (benefit)  from income taxes                (410,261)      (251,377)
                                                       -----------    -----------
(Benefi)t from income taxes:
   Current                                                (143,000)       (79,000)
   Deferred                                                (20,000)       (17,000)
                                                       -----------    -----------
                                                          (163,000)       (96,000)

                                                       -----------    -----------
Net (Loss)                                                (247,261)      (155,377)
                                                       ===========    ===========
(Loss) per common share
   Basic (Loss) per share                                   $(0.05)        $(0.03)
                                                       ===========    ===========
   Diluted (Loss) per share                                 $(0.05)        $(0.03)
                                                       ===========    ===========

Weighted average number of common shares outstanding     5,192,327      5,136,862

Weighted average number of common and dilutive
  common share equivalents outstanding                   5,192,327      5,136,862

See accompanying Notes to the Condensed Consolidated Financial Statements

             SYNERGX SYSTEMS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited)

                                                                For the Three Months
                                                                 Ended December 31,
                                                                 2005          2004
                                                               -------        ------
OPERATING ACTIVITIES
Net  (Loss)                                                 $ (247,261)     $(155,377)
 Adjustments to reconcile net  (loss) to net cash
     provided by operating activities:
         Depreciation and amortization *                        52,685         57,757
         Deferred tax  (benefit)                               (20,000)       (17,000)
         Loss on equity investment                              25,000         10,000
         Tax benefit from employee stock option exercise        10,000
  Changes in operating assets and liabilities:
    Accounts receivable, net                                 1,557,082        943,411
    Inventories                                               (360,288)        (2,117)
    Prepaid expenses and other current assets                   68,147        (11,429)
    Other assets                                               (84,876)        14,252
    Accounts payable and accrued expenses                     (717,110)      (294,062)
    Deferred revenue                                           269,488         (9,368)
                                                            ----------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      552,867        536,067
                                                            ----------      ---------
INVESTING ACTIVITIES
  Purchases of property and equipment                          (76,198)      (121,070)
                                                            ----------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES                        (76,198)      (121,070)
                                                            ----------      ---------
FINANCING ACTIVITIES
  Principal payments on notes payable                          (11,848)       (16,767)
  Payments and proceeds from note payable bank - net          (222,996)      (700,000)
  Proceeds from exercise of stock options and warrants           9,416
                                                            ----------      ---------
NET CASH (USED IN) FINANCING ACTIVITIES                       (225,428)      (716,767)
                                                            ----------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           251,241       (301,770)

Cash and cash equivalents at beginning of period               590,650        928,507
                                                            ----------      ---------
Cash and cash equivalents at end of period                  $  841,891      $ 626,737
                                                            ==========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                           $   42,511      $   5,455
     Interest                                               $   27,076      $  22,901

NON-CASH INVESTING AND FINANCING ACTIVITIES

Included in the period ended December 31, 2005, was the purchase of an automobile for $25,559

* Depreciation of $9,211 and $12,973 is included in cost of product sales for the three months ended December 31, 2005 and 2004, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and
Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2005.

2. REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner and tenant) or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and are recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at December 31, 2005 and 2004 and have been included in accounts receivable. There were no billings in excess of costs and estimated profits at December 31, 2005 and 2004.

Subcontract   sales   principally   represent   revenue  related  to  electrical
installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation. The subcontract revenue element of the contract (carrying its own gross margin) is also recognized during the entire project using the percentage-of-completion method of accounting as electrical installation is performed at the job site.

Service revenue from separate service contracts is recognized on a straight-line basis over the term of the respective contract, which is generally one year. The unearned service revenue from these contracts is included in current liabilities as deferred revenue. Non-contract service revenue is recognized when services are performed.

3. RECLASSIFICATION

Certain accounts in the prior period financial statements have be reclassified for comparison purposes to conform to the presentation in the current period financial statement. These classifications have no effect on the previously reported net loss.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

4.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and at December 31, 2005 reflects an inventory allowance of $370,000.

5. LONG TERM DEBT

The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility carries an annual interest rate of prime plus 1/4% on outstanding balances (7.5% at December 31, 2005) and expires June 1, 2007. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories.

At December 31, 2005, the full amount of the Credit Facility was available under the borrowing base calculation and $1,226,310 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2005 the Company was not in default with any of its financial covenants.

6. STOCK OPTIONS

In February 2005, the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Stock Option Plan. The stock options vest ratably over five years and are exercisable at $2.50 per share, which exercise price was above market at the time of grant. There were no stock options granted during the three months ended December 31, 2005.

In December 2005, employees exercised stock options to purchase 18,832 shares of common stock at a exercise price of $.50 per share for a total consideration of $9,416. Stock options for 1,492 shares were not exercised and expired on December 29, 2005.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standard ("SFAS") SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments (collectively, "Options") issued to employees; however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issues to Employees," rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6. STOCK OPTIONS (CONTINUED)

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock based employee compensation. SFAS No.148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion
25. As required under SFAS No. 148. the following table presents pro forma net loss and diluted net loss per share as if the fair value-based method had been applied to all awards.


                                                  Quarter Ended December 31,
                                                    2005              2004
Net (Loss) as reported
                                                $(247,261)          $(155,377)
Less: Fair Value of Options issued to
  employees and directors, net of income tax       (4,713)                  -
                                                  --------          ----------
Pro Forma Net (Loss)                            $(251,974)          $(155,377)
                                                ==========          ==========

Weighted Average Basic Shares                   5,192,327           5,136,862

Weighted Average Diluted Shares                 5,192,327           5,136,862

Basic Net (Loss) Per Share as Reported              $(.05)              $(.03)
Basic Pro Forma Net (Loss) per share                $(.05)              $(.03)

Diluted Net (Loss) Per Share as Reported            $(.05)              $(.03)
Diluted Pro Forma Net (Loss) per share              $(.05)              $(.03)

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the year ended September 30, 2005. There were no options granted to employees during the quarters ended December 31, 2005 and 2004. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for the year ended September 30, 2005 were as follows:

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6. STOCK OPTIONS (CONTINUED)

Assumptions:

Risk-free interest rate                        3.58%
Dividend                                          0
Expected life in years                      5 years
Expected volatility                             84%

7. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board issued "SFAS" No. 128, "Earnings Per Share", which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company.

                                                      For the Three Months ended December 31,
Basic EPS Computation                                      2005             2004
                                                           ----             ----
  Net (Loss)                                         $  (247,261)        $(155,377)
Weighted average outstanding shares                    5,192,327         5,136,862

  Basic (Loss) per share                                   $(.05)            $(.03)
                                                           ======            ======

Diluted EPS Computation
  Net (loss)                                           $(247,261)        $(155,377)
                                                       ----------        ----------

  Weighted-average shares                              5,192,327         5,136,862
                                                       ----------        ----------
Plus:  Incremental shares from assumed conversions
        Employee Stock Options*
        Warrants*
        Dilutive potential common shares                     N/A               N/A
                                                            ----              ----
  Adjusted weighted-average shares                     5,192,327         5,136,862
                                                       ==========        ==========

  Diluted (Loss) per share                                 $(.05)            $(.03)
                                                           ======            ======


*Warrants  were  only  outstanding  in  2004.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


8. RECENT ACCOUNTING PRONOUNCEMENT

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

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2005, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At December 31, 2005, $1,226,310 was owed under the Credit Facility.

     Net cash provided by operations for the three months December 31, 2005 amounted to $552,867 as compared to $536,067 for the comparable prior year. The increase in cash provided by operations was primarily due to a $613,671 increase in collection of accounts receivable and from a $278,856 increase in deferred revenue. The increase in deferred revenue relates to a change in billing for service contracts to a quarterly basis rather than a monthly basis. These positive charges in operating assets were offset by a $358,171 increase in inventory to take advantage of certain trade discounts, incentive awards, and to purchase material ahead of price increases; by a $423,048 decrease in accounts payable and accrued expense; and by a $99,128 increase in other assets which represents capitalized cost of development of a new interface board for a proprietary fire alarm system. The net cash inflow of $552,867 from operations during the 2005 period along with cash on hand was used for equipment purchases of $76,198 and to decrease bank borrowing by $222,996.

     The ratio of the Company's current assets to current liabilities increased to approximately 3.15 to 1 at December 31, 2005 compared to 2.35 to 1 at December 31, 2004. The increase in the current ratio is due to our bank debt being a long-term liability in 2005 and a current liability in 2004.

       Item 2. Management's Discussion and Analysis or Plan of Operations


Results of Operations

Revenues and Gross Profit

                                                       Three Months Ended
                                                          December 31,
                                                          ------------
                                                         2005      2004
                                                    (In thousands of dollars)

                      Product Revenue                  $2,927    $3,249
                      Subcontract Revenue                 123        98
                      Service Revenue                   1,191     1,120
                                                         -----     -----
                      Total Revenue                    $4,241    $4,467

                      Gross Profit Product               $699   $   766
                      Gross Profit Subcontract             30        18
                      Gross Profit Service                486       400
                                                          ---       ---
                      Total Gross Profit               $1,215    $1,184

                      Gross Profit Product %               24%       24%
                      Gross Profit Subcontract %           24%       18%
                      Gross Profit Service %               41%       36%
                                                           ---       ---
                      Total Gross Profit %                 29%       27%


Revenues

The Company's product revenues during the three months ended December 31, 2005 were $2,927,000 compared to $3,249,000 for the prior year period. This decrease of 10% is primarily due to lower shipments with respect to New York City Transit projects compared to the prior year period.

Subcontract revenue increased during the current three month period to $123,000 from $98,000 in the comparable prior year period. The Company was responsible for various small electrical installations during both the 2005 and 2004 periods.

Service revenues increased during the current three month period primarily due to an increase in call-in service on fire alarm systems (replacement parts and service required by buildings).

          2. Management's Discussion and Analysis or Plan of Operations

Gross Profit

Gross profit on product revenues for the three months ended December 31, 2005, decreased 9% to $699,000 compared to $766,000 for the prior year period. This decrease in absolute gross profit is primarily related to the 10% decline in product revenues in 2005. The gross profit percentage in 2005 of 24% is consistent with 2004.

Gross profit related to subcontract revenues for the three months ended December 31, 2005 increased in absolute terms due to the increase in revenue related to electrical installation. In addition, the gross profit percentage was higher during the three months of 2005 as mark ups on electrical installations were higher than the prior year period.

Gross profit from service revenues increased during the three months ended December 31, 2005 due to the increase in call-in service revenue. The absolute gross profit and gross margin percent increases were primarily related to this additional revenue and from a decrease in technical staff as the Company reevaluated its customer support staffing level.

Income Before Tax

The increase in loss before income taxes during the three months ended December 31, 2005 was consistent with budget and is due to a decrease in gross profit caused by anticipated lower product revenues and from $56,000 of budgeted severance payments (included in product and service costs) incurred in 2005. The decrease in product gross margin was offset by higher gross margin from subcontract and service revenues (noted above). In addition, selling, general and administrative expenses increased $172,000, or 13%, and reflects $106,000 of budgeted cost increases related to additional sales staff to develop and strengthen our sales and marketing and is geared to support higher product revenues, and from a $43,000 increase in recruitment costs. Interest expense increased during 2005 due to higher interest rates. For 2005, the Company also recorded a loss of $25,000 on its equity in the operating loss of Secure 724 LP compared to a loss of $10,000 in 2004.

Tax Provision

The Company's current income tax benefit represents the benefit from net operating loss carryback as it relates to federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and non current deferred tax liability as it relates to certain timing differences of book and tax deductions.

          2. Management's Discussion and Analysis or Plan of Operations


Order Position

The Company's order position, excluding service, at December 31, 2005 was $8,605,000 as compared to $8,800,000 at September 30, 2005 and $11,568,000 at
December 31, 2004. This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others).
The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of control can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

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

                                                   SYNERGX SYSTEMS INC
                                                   (Registrant)


                                                   /S/ John A. Poserina
                                                  ----------------------------
                                                  John A. Poserina,
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer), Secretary
                                                  And Director
Date:  February 14, 2006