Form 10QSB
period 2006-03-31
SYNERGX SYSTEMS INC
filed 2006-05-12
CIK 823130

U.S. SECURITIES AND EXCHANGE
COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended           March 31, 2006
                                          -----------------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from        to

             Commission file number         0-17580
                                   ----------------------------------------

                              SYNERGX SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                              11-2941299
----------------------------------------             -----------------------
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

                                 Yes[ ]   No[ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 2006, 5,210,950 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)   Yes[    ]   No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                 Page

     Item 1.  Financial Statements.

     Condensed Consolidated Balance Sheet at March 31, 2006                 3

     Condensed Consolidated Statements of Operations for the Three
          And Six Months Ended March 31, 2006 and 2005                      5

     Condensed Consolidated Statements of Cash Flows for the Three
          And Six Months Ended March 31, 2006 and 2005                      7

     Notes to the Condensed Consolidated Financial Statements               8

     Item 2.  Management's Discussion and Analysis or Plan of Operations   13

     Item 3.   Controls and Procedures                                     17

Part II - Other Information

     Item 1.  Legal Proceedings.                                           18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  18

     Item 3.  Defaults Upon Senior Securities.                             18

     Item 4.  Submission of Matters to a Vote of Security Holders.         18

     Item 5.  Other Information.                                           18

     Item 6.  Exhibits and Reports on Form 8-K                             19

     Signatures                                                            20

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                               March 31,
                                                                                 2006
                                                                              -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    $   371,831
Accounts receivable, principally trade, less allowance
for doubtful accounts of $323,523                                              5,603,006
Inventories, net                                                               2,610,839
Deferred taxes                                                                   301,700
Prepaid expenses and other current assets                                        475,158
                                                                             -----------
TOTAL CURRENT ASSETS                                                           9,362,534
                                                                             -----------


PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $1,747,921                          811,028

OTHER ASSETS                                                                     633,385

                                                                             -----------
TOTAL ASSETS                                                                 $10,806,947
                                                                             ===========

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                               March 31,
                                                                                 2006
                                                                               ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - current portion                                             $     35,995
Accounts payable and accrued expenses                                          1,881,796
Deferred revenue                                                                 807,718
                                                                            ------------
TOTAL CURRENT LIABILITIES                                                      2,725,509



Note payable to bank                                                           1,401,566
Notes payable - less current portion                                              60,506
Deferred taxes                                                                    90,000
                                                                            ------------
TOTAL LIABILITIES                                                              4,277,581
                                                                            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding                                                           --
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares                                 5,211
Capital in excess of par                                                       6,803,992
Accumulated deficit                                                             (279,837)
                                                                            ------------
TOTAL STOCKHOLDERS' EQUITY                                                     6,529,366
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 10,806,947
                                                                            ============

See accompanying Notes to the  Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                         For the  Three Months Ended March 31,
                                                                2006           2005
                                                            -----------    -----------
Product sales                                               $ 2,912,466    $ 3,568,295
Subcontract sales                                               180,388        207,400
Service revenue                                               1,278,042      1,136,752
                                                            -----------    -----------
Total revenues                                                4,370,896      4,912,447
                                                            -----------    -----------


Cost of product sales                                         2,097,629      2,333,695
Cost of subcontract sales                                       147,735        170,385
Cost of service revenue                                         645,416        745,598
Selling, general and administrative                           1,511,514      1,515,400
Interest expense                                                 26,503         14,521
Depreciation and amortization                                    42,769         44,785
Loss on equity investment                                        17,000         12,000
                                                            -----------    -----------
                                                              4,488,566      4,836,384
                                                            -----------    -----------

(Loss) income before (benefit) provision for income taxes      (117,670)        76,063
                                                            -----------    -----------
(Benefit) provision for income taxes:
Current                                                         (40,000)        24,000
Deferred                                                         (4,000)        12,000
                                                            -----------    -----------
                                                                (44,000)        36,000

                                                            -----------    -----------
Net (Loss) income                                           $   (73,670)   $    40,063
                                                            ===========    ===========
(Loss) income per common share
Basic (Loss) income per share                               $     (0.01)   $      0.01
                                                            ===========    ===========
Diluted (Loss) income per share                             $     (0.01)   $      0.01
                                                            ===========    ===========

Weighted average number of common shares outstanding          5,210,950      5,165,787

Weighted average number of common and dilutive
common share equivalents outstanding                          5,210,950      5,216,424


See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                   For the Six Months Ended March 31,
                                                           2006           2005
                                                       -----------    -----------
Product sales                                          $ 5,839,159    $ 6,816,678
Subcontract sales                                          303,285        305,533
Service revenue                                          2,469,635      2,257,139
                                                       -----------    -----------
Total revenues                                           8,612,079      9,379,350
                                                       -----------    -----------


Cost of product sales                                    4,325,129      4,815,784
Cost of subcontract sales                                  240,640        250,066
Cost of service revenue                                  1,350,795      1,466,132
Selling, general and administrative                      3,041,624      2,873,591
Interest expense                                            53,579         37,422
Depreciation and amortization                               86,243         89,669
Loss on equity investment                                   42,000         22,000
                                                       -----------    -----------
                                                         9,140,010      9,554,664
                                                       -----------    -----------

(Loss) before (benefit) from income taxes                 (527,931)      (175,314)
                                                       -----------    -----------
(Benefit) from income taxes:
Current                                                   (183,000)       (55,000)
Deferred                                                   (24,000)        (5,000)
                                                       -----------    -----------
                                                          (207,000)       (60,000)

                                                       -----------    -----------
Net (Loss)                                             $  (320,931)   $  (115,314)
                                                       ===========    ===========
(Loss) Per Common Share:
Basic (Loss) Per Share                                 $     (0.06)   $     (0.02)
                                                       ===========    ===========
Diluted (Loss) Per Share                               $     (0.06)   $     (0.02)
                                                       ===========    ===========

Weighted average number of common shares outstanding     5,201,639      5,151,324

Weighted average number of common and dilutive
common share equivalents outstanding                     5,201,639      5,151,324




See accompanying Notes to the Condensed Consolidated Financial Statements





                        SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Unaudited)

                                                      For the Six Months Ended March 31,
                                                            2006           2005
                                                       ------------   ------------
OPERATING ACTIVITIES
Net (Loss)                                             $  (320,931)   $  (115,314)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization *                            104,665        115,515
Deferred tax (benefit)                                     (24,000)        (5,000)
Loss on equity investment                                   42,000         22,000
Tax benefit from employees stock option exercise            10,000             --
Changes in operating assets and liabilities:
Accounts receivable, net                                 1,490,111        690,128
Inventories                                               (202,936)        73,035
Prepaid expenses and other current assets                 (207,264)      (201,439)
Other assets                                               (92,475)        (5,757)
Accounts payable and accrued expenses                   (1,029,926)       (40,010)
Deferred revenue                                           253,383         37,898
                                                       -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   22,627        571,056
                                                       -----------    -----------
INVESTING ACTIVITIES
Purchases of property and equipment                       (182,553)      (211,466)
                                                       -----------    -----------
NET CASH (USED IN) INVESTING ACTIVITIES                   (182,553)      (211,466)
                                                       -----------    -----------
FINANCING ACTIVITIES
Principal payments on notes payable                        (20,569)       (33,463)
Payments and proceeds from note payable bank - net         (47,740)      (700,000)
Proceeds from exercise of stock options and warrants         9,416         27,628
                                                       -----------    -----------
NET CASH (USED IN) FINANCING ACTIVITIES                    (58,893)      (705,835)
                                                       -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS               (218,819)      (346,245)

Cash and cash equivalents at beginning of period           590,650        928,507
                                                       -----------    -----------
Cash and cash equivalents at end of period             $   371,831    $   582,262
                                                       ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes                                           $    44,361    $     5,455
Interest                                               $    53,579    $    40,163


NON-CASH INVESTING AND FINANCING ACTIVITIES
  Included in the six months ended March 31, 2006, was the purchase of equipment for $82,794 through financing.

* Depreciation of $18,422 and $25,846 is included in cost of product sales for the six months ended March 31, 2006 and 2005, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and
Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2005.

2. REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner and tenant) or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and are recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at March 31, 2006 and 2005 and have been included in accounts receivable. There were no billings in excess of costs and estimated profits at March 31, 2006 and 2005.

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


                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

4.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and at March 31, 2006 reflects an inventory allowance of $370,000.

5. LONG TERM DEBT

The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility carries an annual interest rate of prime plus 1/4% on outstanding balances (7.5% at March 31, 2006) and expires June 1, 2007. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories.

At March 31, 2006, the full amount of the Credit Facility was available under the borrowing base calculation and $1,401,566 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2006 the Company was not in default with any of its financial covenants.

6. STOCK OPTIONS

In February 2005, the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Stock Option Plan. The stock options vest ratably over five years and are exercisable at $2.50 per share, which exercise price was above market at the time of grant. There were no stock options granted during the three and six months ended March 31, 2006.

In December 2005, employees exercised stock options to purchase 18,832 shares of common stock at an exercise price of $.50 per share for a total consideration of $9,416. Stock options for 1,492 shares were not exercised and expired on December 29, 2005.

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


                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                   (UNAUDITED)

6. STOCK OPTIONS (CONTINUED)

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock based employee compensation. SFAS No.148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. As required under SFAS No. 148. the following table presents pro forma net loss and diluted net loss per share as if the fair value-based method had been applied to all awards.

                                                            Three Months                      Six Months
                                                          Ended March 31,                  Ended March 31,
                                                         2006            2005            2006             2005
                                                         ----            ----            ----             ----
Net (Loss) income as reported                       $   (73,670)     $    40,063      $  (320,931)     $  (115,314)

Less: Fair Value of Options Issued to
Employees and Directors, Net of Income Tax               (4,713)          (5,237)          (9,426)          (5,237)
                                                    -----------      -----------      -----------      -----------
Pro Forma Net (Loss) Income                         $   (78,383)     $    34,826      $  (330,357)     $  (120,551)
                                                    ===========      ===========      ===========      ===========

Weighted Average Basic Shares                         5,210,950        5,165,787        5,201,639        5,151,324

Weighted Average Diluted Shares                       5,210,950        5,165,787        5,201,639        5,151,324
Basic Net (Loss) Earnings Per Share as Reported     $      (.01)     $       .01      $      (.06)     $      (.02)
Basic Pro Forma Net (Loss) Earnings Per Share       $      (.02)     $       .01      $      (.06)     $      (.02)

Diluted Net (Loss) Earnings Per Share as Reported   $      (.01)     $       .01      $      (.06)     $      (.02)
Diluted Pro Forma Net (Loss) Earnings Per Share     $      (.02)     $       .01      $      (.06)     $      (.02)

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the year ended September 30, 2005. There were no options granted to employees during the three and six months ended March 31, 2006. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for the year ended September 30, 2005 were as follows:


                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                   (UNAUDITED)

6. STOCK OPTIONS (CONTINUED)

Assumptions:

Risk-free interest rate                        3.58%
Dividend                                                  0%
Expected life in years                      5 years
Expected volatility                               84%

7. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board issued "SFAS" No. 128, "Earnings Per Share," which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company.

                                                      Three Months ended March 31,           Six Months ended March 31,
Basic EPS Computation                       2006                       2005                      2006              2005
                                    -----------------------------------------------     ------------------------------------
    Net (loss) Income available to common
       stockholders                           $  (73,670)         $   40,063              $ (320,931)         $ (115,314)
Weighted average outstanding shares            5,210,950           5,165,787               5,201,639           5,151,324
    Basic Earnings (Loss) Income Per Share         ($.01)               $.01                   ($.06)              ($.02)
                                              ===========         ===========             ===========         ===========

Diluted EPS Computation

Net Income (Loss) Income available to common
         stockholders                           $(73,670)            $40,063              $ (320,931)         $ (115,314)
                                              ===========         ===========             ===========         ===========

Weighted-average shares-basic                  5,210,950           5,165,787               5,201,639           5,151,324
                                              -----------         -----------             -----------         -----------
   Plus:  Incremental shares from
               assumed conversions
          Employee Stock Options*                                     33,123
          Warrants*                                                   17,514
                                                                  -----------

    Dilutive common shares                                            50,637
                                                                  -----------
Adjusted weighted average shares diluted       5,210,950           5,216,424               5,201,639           5,151,324
                                              -----------         -----------             -----------         -----------

    Diluted Earning (Loss) Per Share               ($.01)               $.01                   ($.06)              ($.02)
                                              ===========         ===========             ===========         ===========

* All options and warrants were antidilutive in the three and six months ended 2006.



                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                   (UNAUDITED)


8. RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123 (revised 2004) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS No. 123 (revised 2004) generally requires that an entity account for such transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123 (revised 2004) is effective for small business issuers for the first annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial condition, results of operations and cash flows.

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

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2006, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At March 31, 2006, $1,401,566 was owed under the Credit Facility.

     Net cash provided by operations for the six months ended March 31, 2006 amounted to $22,627 as compared to $571,056 for the comparable prior year. The decrease in cash provided by operations was primarily due to a $205,617 increase in the net loss incurred during the six months of 2006 and a $342,962 reduction in cash inflows related to changes in operating assets and liabilities in 2006. These changes in operating assets and liabilities reflect $799,983 increased collection of accounts receivable and from a $215,485 increase in deferred revenue. The increase in deferred revenue relates to a change in billing for service contracts to a quarterly basis rather than a monthly basis. These positive charges in operating assets were offset by a $275,971 increase in inventory to take advantage of certain trade discounts, incentive awards, and to purchase material ahead of price increases, and by a $5,825 increase in prepaid expenses and other current assets, by a $989,916 decrease in accounts payable and accrued expense reflecting pay down of balances due to several subcontractors and vendors and by a $86,718 increase in other assets which represents capitalized cost of development of a new interface board for a proprietary fire alarm system. The net cash inflow of $22,627 from operations during the 2006 period along with cash on hand was used for equipment purchases of $182,553 and to decrease bank borrowing by $47,740.

     The ratio of the Company's current assets to current liabilities increased to approximately 3.43 to 1 at March 31, 2006 compared to 3.17 to 1 at March 31, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operations


Results of Operations

Revenues and Gross Profit


                                   Three Months Ended     Six Months Ended
                                       March 31,           March 31,
                                   2006       2005        2006        2005
                                   ----       ----        ----        ----
                                       (In thousands of dollars)

     Product Revenue              $2,913     $3,568      $5,839     $6,817
     Subcontract Revenue             180        207         303        306
     Service Revenue               1,278      1,137       2,470      2,257
                                  ------     ------      ------     ------
     Total Revenue                $4,371     $4,912      $8,612     $9,380
                                  ======     ======      ======     ======

     Gross Profit Product            815      1,235       1,514      2,001
     Gross Profit Subcontract         32         37          62         56
     Gross Profit Service            633        391       1,119        791
                                  ------     ------      ------     ------
     Total Gross Profit           $1,480     $1,663      $2,695     $2,848
                                  ======     ======      ======     ======

     Gross Margin Product %           28%        35%         26%        29%
     Gross Margin Subcontract %       18%        18%         20%        18%
     Gross Margin Service %           50%        34%         45%        35%



Revenues

The Company's product revenues during the three and six months ended March 31, 2006 decreased 18% and 14% from the respective 2005 periods. These decreases in product revenues primarily resulted from lower shipments with respect to transit products which reflect a lower level of orders and timing of releases required by customers.

Subcontract revenue decreased during the current three and six month periods as the Company was responsible for various small electrical installation projects in both the 2006 and 2005 periods.

Service revenues increased during the three and six month periods of 2006. The increase in both periods is due to an increase in call-in service on fire alarm systems (replacement parts and service required by buildings) and from an increase in service contract revenue related to additional customers and higher fees on renewal of contracts compared to the prior year periods.

Item 2.  Management's Discussion and Analysis or Plan of Operations


Gross Profit

Gross profit on product revenues for the three and six months ended March 31, 2006 decreased compared to the respective 2005 periods. The decrease in absolute gross profit is primarily related to the declines in product sales (noted above). The decrease in gross margin percentage during the current three month and six periods in 2006 is related to lower sales on which to absorb overhead, which is relatively fixed in nature.

Gross profit related to subcontract revenues for the three months ended March 31, 2006, decreased in absolute terms due to the decrease in revenue related to electrical installation during this period. For the six month period ended March 31, 2006 higher markups were obtained on electrical installations than in the prior year period.

Gross profit on service revenues for the three and six months ended March 31, 2006, increased due to the increase in call-in service and from higher service contract revenue (noted above). The improvement in absolute gross profit and gross margin percent were primarily related to the additional revenue and was also aided by a decrease in technical staff as the Company reevaluated its customer support staffing level.

Income Before Tax

The decline in income and increase in loss before income taxes during the three and six months ended March 31, 2006 is primarily due to the decrease in gross profit caused by anticipated lower product revenue. The decrease in product gross profit was partially offset by higher gross profit from service revenues. The increase in service gross profit was caused by higher revenue and in part by a decrease in technical staff. In addition, selling, general and administrative expenses decreased slightly during the three months ended March 31, 2006 compared to the prior year period as the Company benefited from certain reductions in work force that were implemented in the first quarter of fiscal
2006. For the six months ended March 31, 2006, selling, general and administrative expenses were higher than the prior year period since the Company incurred $92,000 of additional recruitment costs and also $77,000 of budgeted increases related to advertising and additional staff to develop and strengthen our sales and marketing, which is geared to support higher product revenues,. Interest expense increased during 2006 due to both higher interest rates and higher borrowing levels. For the three and six months of 2006, the Company recorded a loss of $17,000 and $42,000, respectively, on its equity in the operating loss of Secure 724 LP.

Tax Provision

The Company's current income tax provision represents the benefit from a net operating loss carryback as it relates to federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and in a non current deferred tax liability as it relates to differences between financial reporting and tax bases of assets and liabilities.

2. Management's Discussion and Analysis or Plan of Operations


Order Position

The Company's order position, excluding service, at March 31, 2006 was $8,300,000 as compared to $8,800,000 at September 30, 2005 and $11,100,000 at
March 31, 2005. This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation. The Company is also looking for potential acquisitions that would enable it to add incremental products and customers to over absorb fixed overheads.

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

     Not applicable

Item 3.  Defaults Upon Senior Securities.

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Registrant's Annual Meeting of Stockholders was held on March 15, 2006. At the meeting, Stockholders considered and voted upon:

     (1)  the election of seven (7) directors to Synergx's Board of Directors,

     (2) the selection of Marcum & Kliegman LLP as Synergx's independent auditiors for the fiscal year ending September 2006

     The seven nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.


          MATTER                                       FOR                AGAINST              ABSTAINED
         ----------------------                    -----------         ------------          -------------
         Daniel Tamkin                              4,156,490            93,497
         John Poserina                              4,147,790           102,197
         J. Ian Dalrymple                           4,238,096            11,891
         Mark I. Litwin                             4,238,196            11,791
         Harris Epstein                             4,237,996            11,991
         Mitchell J. Sanders                        4,236,896            13,091
         Gary Oreman                                4,237,196            12,791


         Auditors                                   4,232,887             9,105                   7,995

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

                                              SYNERGX SYSTEMS INC
                                              (Registrant)


                                              /S/ John A. Poserina
                                              ------------------------------
                                              John A. Poserina,
                                              Chief Financial Officer
                                              (Principal Accounting and
                                              Financial Officer), Secretary
                                              And Director
Date:  May 12, 2006