Form 10QSB
period 2006-06-30
SYNERGX SYSTEMS INC
filed 2006-08-14
CIK 823130

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

   For the fiscal quarter ended    June 30, 2006
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2006, 5,210,950 shares of Registrant's Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)   Yes[    ]    No[ X ]

                                      INDEX


Part I - Financial Information (unaudited)                                 Page

   Item 1.  Financial Statements.

   Condensed Consolidated Balance Sheet at June 30, 2006                    3

   Condensed Consolidated Statements of Operations for the Three
        And Nine Months Ended June 30, 2006 and 2005                        5

   Condensed Consolidated Statements of Cash Flows for the
        Nine Months Ended June 30, 2006 and 2005                            7

   Notes to the Condensed Consolidated Financial Statements                 8

   Item 2.  Management's Discussion and Analysis or Plan of Operations     13

   Item 3.   Controls and Procedures                                       17

Part II - Other Information

   Item 1.  Legal Proceedings.                                             18

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.   18

   Item 3.  Defaults Upon Senior Securities.                               18

   Item 4.  Submission of Matters to a Vote of Security Holders.           18

   Item 5.  Other Information.                                             18

   Item 6.  Exhibits                                                       19

   Signatures                                                              20

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                    June 30,
                                                                      2006
                                                                   ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $   491,630
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $323,523                            5,127,722
  Inventories, net                                                2,396,388
  Deferred taxes                                                    312,700
  Prepaid expenses and other current assets                         343,196
   Income Tax Receivable                                            226,000
                                                                 ----------
              TOTAL CURRENT ASSETS                                8,897,636
                                                                 ----------


PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,537,063          731,731

OTHER ASSETS                                                        590,781


                                                                 ----------
              TOTAL ASSETS                                      $10,220,148
                                                                 ==========

See accompanying Notes to the  Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)


                                                                  June 30,
                                                                    2006
                                                                  --------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Note payable to bank                                       $   909,138
   Notes payable - current portion                                $15,106
   Accounts payable and accrued expenses                        2,003,861
   Deferred revenue                                               732,991
                                                               ----------
              TOTAL CURRENT LIABILITIES                         3,661,096


   Notes payable - less current portion                            46,600
   Deferred taxes                                                  90,000
                                                               ----------
              TOTAL LIABILITIES                                 3,797,696
                                                               ----------

STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding --
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 5,210,950 shares             5,211
  Capital in excess of par                                      6,803,992
  Accumulated deficit                                            (386,751)
                                                               ----------
TOTAL STOCKHOLDERS' EQUITY                                      6,422,452
                                                               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $10,220,148
                                                               ==========

See accompanying Notes to the  Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                            For the  Three Months Ended June 30,
                                                                                 2006                2005
                                                                                ------              ------
Product sales                                                                 $2,455,869          $2,919,901
Subcontract sales                                                                126,782             154,600
Service revenue                                                                1,348,117           1,220,456
                                                                               ---------           ---------
Total revenues                                                                 3,930,768           4,294,957
                                                                               ---------           ---------


Cost of product sales                                                          1,764,823           1,942,635
Cost of subcontract sales                                                        103,115             126,337
Cost of service revenue                                                          701,758             802,638
Selling, general and administrative                                            1,426,133           1,286,020
Interest expense                                                                  27,610              22,048
Depreciation and amortization                                                     37,461              44,062
Loss on equity investment                                                         18,000              33,000
                                                                               ---------           ---------
                                                                               4,078,900           4,256,740
                                                                               ---------           ---------

(Loss) income before (benefit) provision for income taxes                       (148,132)             38,217
                                                                               ---------           ---------

(Benefit) provision for income taxes:
   Current                                                                         5,000              13,000
   Deferred                                                                      (55,000)              5,000
                                                                               ---------           ---------
                                                                                 (50,000)             18,000

(Loss) income from continuing operations                                         (98,132)             20,217


Discontinued operations (Note 7):
   (Loss) income  from discontinued operations                                   (12,782)             59,938
   Income tax (benefit) provision                                                 (4,000)             25,000
                                                                               ---------           ---------
(Loss) income from discontinued operations                                        (8,782)             34,938

Net (Loss) income                                                             $ (106,914)         $   55,155
                                                                               =========           =========


(Loss) income per common share
   Basic (loss) income from continuing operations                             $    (0.02)         $     0.00
   Basic (loss) income from discontinued operations                                (0.00)               0.01
   Basic  (loss) income Per Share                                                 ($0.02)         $     0.01

  Diluted (loss) income from continuing operations                                ($0.02)              $0.00
  Diluted (loss) income from discontinued operations                               (0.00)               0.01
  Diluted (loss) income Per Share                                             $    (0.02)         $     0.01


Weighted average number of common shares outstanding                           5,210,950           5,192,118

Weighted average number of common and dilutive
  common share equivalents outstanding                                         5,210,950           5,211,120

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                  For the Nine Months Ended June 30,
                                                                      2006                2005
                                                                     ------              ------
Product sales                                                    $  7,122,271         $ 8,574,341
Subcontract sales                                                     430,067             460,133
Service revenue                                                     3,817,752           3,477,595
                                                                   ----------          ----------
Total revenues                                                     11,370,090          12,512,069
                                                                   ----------          ----------


Cost of product sales                                               5,241,970           5,924,552
Cost of subcontract sales                                             343,755             376,403
Cost of service revenue                                             2,052,553           2,268,770
Selling, general and administrative                                 4,016,175           3,657,021
Interest expense                                                       81,189              61,445
Depreciation and amortization                                         115,657             132,182
Loss on equity investment                                              60,000              55,000
                                                                   ----------          ----------
                                                                   11,911,299          12,475,373
                                                                   ----------          ----------

(Loss) income before (benefit) provision from income taxes           (541,209)             36,696
                                                                   ----------          ----------

(Benefit) provision from income taxes:
   Current                                                           (178,000)             22,000
   Deferred                                                           (35,000)
                                                                   ----------          ----------
                                                                     (213,000)             22,000
                                                                   ----------          ----------
(Loss) income from continuing operations                             (328,209)             14,696

Discontinued operations (Note 7):
   Loss from discontinued operations                                 (147,636)           (113,855)
   Income tax benefit                                                 (48,000)            (39,000)
                                                                   ----------          ----------
Loss from discontinued operations                                     (99,636)            (74,855)

Net (loss)                                                       $   (427,845)        $   (60,159)

                                                                   ==========          ==========

(Loss) Per Common Share:
  Basic (loss) income  from continuing operations                      ($0.06)              $0.00
  Basic (loss) from discontinued operations                            ($0.02)             -$0.01
  Basic (loss) Per Share                                               ($0.08)             -$0.01
                                                                        =====               =====

  Diluted (loss) income  from continuing operations                    ($0.06)              $0.00
  Diluted (loss) from discontinued operations                          ($0.02)             -$0.01
  Diluted (loss) Per Share                                             ($0.08)             -$0.01
                                                                        =====               =====

Weighted average number of common shares outstanding                5,204,742           5,164,922

Weighted average number of common and dilutive
   common share equivalents outstanding                             5,204,742           5,164,922




See accompanying Notes to the Condensed Consolidated Financial Statements

                   SYNERGX SYSTEMS INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                For the Nine Months Ended June 30,
                                                                                   2006                2005
                                                                                  ------              ------
OPERATING ACTIVITIES
Net  (Loss) income from continuing operations                                  $ (328,209)         $   14,696
 Adjustments to reconcile net  (loss) income to net cash
     provided by operating activities:
         Depreciation and amortization *                                          126,352             144,265
         Deferred tax  (benefit)                                                  (35,000)
         Loss on equity investment                                                 60,000              55,000
         Tax benefit from employees stock option exercise                          10,000
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                    1,965,395           1,070,749
    Inventories                                                                  (188,729)           (104,220)
    Prepaid expenses and other current assets                                     (75,302)            (99,244)
    Income Tax Receivable                                                        (226,000)
    Other assets                                                                  (66,922)             (6,025)
    Accounts payable and accrued expenses                                        (907,861)           (297,885)
    Deferred revenue                                                              178,656              23,377
                                                                                ---------           ---------
Net cash provided by continuing operations                                        512,380             800,713
Net cash (used by) operating activities of discontinued operation                (369,462)            (53,941)
                                                                                ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         142,918             746,772
                                                                                ---------           ---------
INVESTING ACTIVITIES
  Purchases of property and equipment                                            (198,463)           (269,185)
                                                                                ---------           ---------
Net cash (used in) continuing operations                                         (198,463)           (269,185)
Proceeds from sale of discontinued operations                                     518,000
                                                                                ---------           ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         319,537            (269,185)
                                                                                ---------           ---------
FINANCING ACTIVITIES
  Principal payments on notes payable                                             (30,723)            (41,159)
  Payments and proceeds from note payable bank - net                             (540,168)           (490,712)
  Proceeds from exercise of stock options and warrants                              9,416              27,628
                                                                                ---------           ---------
NET CASH (USED IN) FINANCING ACTIVITIES                                          (561,475)           (504,243)
                                                                                ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (99,020)            (26,656)

Cash and cash equivalents at beginning of period                                  590,650             928,507
                                                                                ---------           ---------
Cash and cash equivalents at end of period                                     $  491,630          $  901,851
                                                                                =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
     Income taxes                                                              $   45,070          $    6,995
     Interest                                                                  $   82,150          $   62,211

NON-CASH INVESTING AND FINANCING ACTIVITIES

     Included in the nine months ended June 30, 2006, was the purchase of equipment for $54,716 through financing.

* Depreciation of $10,695 and $12,083 is included in cost of product sales for the nine months ended June 30, 2006 and 2005, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. ("Synergx" or "the Company") and
Subsidiaries' annual report on Form 10-KSB for the year ended September 30, 2005.

2. REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of product along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner and tenant) or customer agent. Product sales are allocated using a constant gross profit percentage over the entire contract, and are recognized, using the percentage-of-completion method of accounting. The Company utilizes a units-of-work performed method to measure progress towards completion of the contract. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were not material at June 30, 2006 and 2005 and have been included in accounts receivable. There were no billings in excess of costs and estimated profits at June 30, 2006 and 2005.

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

3. RECLASSIFICATION

Certain accounts in the prior period financial statements have be reclassified for comparison purposes to conform to the presentation in the current period financial statements. These classifications have no effect on the previously reported net loss.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

4.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and at June 30, 2006 reflects an inventory allowance of $370,000.

5. NOTE PAYABLE TO BANK

The Company has a $3 million revolving credit facility with Hudson United Bank (the "Credit Facility"). The Credit Facility carries an annual interest rate of prime plus 1/4% on outstanding balances (8.25% at June 30, 2006) and expires June 1, 2007. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories.

At June 30, 2006, the full amount of the Credit Facility was available under the borrowing base calculation and $909,138 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At June 30, 2006 the Company was not in default with any of its financial covenants.

6. STOCK OPTIONS

In February 2005, the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Stock Option Plan. The stock options vest ratably over five years and are exercisable at $2.50 per share, which exercise price was above market at the time of grant. There were no stock options granted during the three and nine months ended June 30, 2006.

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

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6. STOCK OPTIONS (CONTINUED)

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock based employee compensation. SFAS No.148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25. As required under SFAS No. 148, the following table presents pro forma net loss and diluted net loss per share as if the fair value-based method had been applied to all awards.

                                                                 Three Months                       Nine Months
                                                                   Ended June 30,                  Ended June 30,
                                                            2006          2005                 2006            2005
                                                            ----          ----                 ----            ----
Net (Loss) income as reported                           ($106,914)       $55,155           ($427,845)      $(60,159)

Less: Fair Value of Options Issued to
  Employees and Directors                                  (4,713)            --             (14,139)            --
                                                           -------         -----             -------        -------
Pro Forma Net (Loss) Income                             ($111,627)       $55,155           $(441,984)      $(60,159)
                                                         =========       =======            =========       =======

Weighted Average Basic Shares                           5,210,950      5,192,118           5,204,742      5,164,922

Weighted Average Diluted Shares                         5,210,950      5,192,120           5,204,742      5,164,922
Basic Net (Loss) Earnings Per Share as Reported             $(.02)          $.01               $(.08)         $(.01)
Basic Pro Forma Net (Loss) Earnings Per Share               $(.02)          $.01               $(.08)         $(.01)

Diluted Net (Loss) Earnings Per Share as Reported           $(.02)          $.01               $(.08)         $(.01)
Diluted Pro Forma Net (Loss) Earnings Per Share             $(.02)          $.01               $(.08)         $(.01)

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the year ended September 30, 2005. There were no options granted to employees during the three and nine months ended June 30, 2006. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for the year ended September 30, 2005 were as follows:

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6. STOCK OPTIONS (CONTINUED)

Assumptions:

Risk-free interest rate                        3.58%
Dividend                                          0%
Expected life in years                        5 years
Expected volatility                              84%



7. DISCONTINUED OPERATIONS

On May 31, 2006, the Company's wholly owned subsidiary, General Sound (Texas) Company ("General Sound") that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company. The operations of General Sound are reported as discontinued for all periods presented in the Condensed Consolidated Financial Statements. Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment resulting in a gain of $267,042. The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space. General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities, which have substantially been paid as of June 30, 2006.

The results of the discontinued operations for the three and nine months ended June 30, 2006 and 2005 are as follows:

                               Three Months ended June 30,         Nine Months ended June 30,
                                   2006           2005            2006          2005
                                   ----           ----            ----          ----
Sales                        $   225,024    $   853,872       $ 1,397,781    $ 2,016,110
Cost of Sales                    273,991        532,247         1,110,681      1,348,324
Operating expenses               230,857        261,687           701,778        781,641
                             -----------    -----------       -----------    -----------
Operating (loss) income      $  (279,824)   $   (59,938)      $  (414,678)   $  (113,855)

Gain on sale of assets           267,042            -0-           267,042            -0-
                             -----------    -----------       -----------    -----------

(Loss) income before taxes   $   (12,782)   $   (59,938)      $  (147,636)   $  (113,855)
                             ===========    ===========       ===========    ===========

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)

8. EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board issued "SFAS" No. 128, "Earnings Per Share," which requires companies to report basic and diluted earnings per share ("EPS") computations. Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company.

                                                    Three Months ended June 30,           Nine Months ended June 30,
                                                   ----------------------------          ---------------------------
                                                    2006                2005              2006             2005
                                                 --------------------------------       ------------------------------
Net (loss) income from continuing
       operations available to common
       stockholders                              $(98,132)             $20,217          $(328,209)          $14,696
Net (loss) income from discontinued
       operations available to common
       stockholders                                (8,782)              34,938            (99,636)          (74,855)
                                                ---------            ---------          ---------         ---------
Net (loss) income available to common           $(106,914)             $55,155          $(427,845)         $(60,159)
       Stockholders

Basic EPS Computation
Weighted average outstanding shares             5,210,950            5,192,118          5,204,742         5,164,922
                                                ---------            ---------          ---------         ---------
Basic (Loss) Income Per Share
        from continuing operation                   ($.02)                $.00              ($.06)             $.00
Basic (Loss) Income Per Share
       from discontinued operations                  (.00)                 .01               (.02)             (.01)
Basic net (loss) income per basic share             ($.02)                $.01              ($.08)            ($.01)
                                                    ======                ====              ======            ======

Diluted EPS Computation
Weighted-average shares-basic                   5,210,950            5,192,118          5,204,742         5,164,922
                                                ---------            ---------          -----------       ---------
   Plus:  Incremental shares from
               assumed conversions
         Employee Stock Options*                                        12,563
         Warrants*                                                       6,439
                                                                        ------
    Dilutive common shares                                              19,002
                                                                        ------
Adjusted weighted average shares diluted        5,210,950            5,211,120          5,204,742         5,164,922
                                                ---------            ---------          ---------         ---------

Diluted (Loss) Income Per Share                     ($.02)                $.00              ($.06)            ($.00)
       from continuing operations
Diluted (Loss) Income per share                      (.00)                 .01               (.02)             (.01)
      from discontinued operations
Diluted net (loss) income per share                 ($.02)                $.01              ($.08)            ($.01)
                                                    ======                ====              ======            =======


* All options and warrants were antidilutive in the three and nine months ended 2006.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                                   (UNAUDITED)


9. RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). Fin 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that year. The cumulative effect, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not yet in a position to determine such effects.

       Item 2. Management's Discussion and Analysis or Plan of Operations


LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $3 million revolving credit facility with TD Bank North (formerly Hudson United Bank) (the "Credit Facility"). This credit facility carries an interest rate of prime plus 1/4% and expires June 1, 2007. Advances under the Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At June 30, 2006, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At June 30, 2006, $909,138 was owed under the Credit Facility.

     Net cash provided by continuing operations for the nine months ended June 30, 2006 amounted to $512,380 as compared to $800,713 for the comparable prior year. The decrease in cash provided by operations was primarily due to a $342,905 increase in the net loss incurred during the nine months of 2006 and from a $53,718 increase in cash inflows related to changes in operating assets and liabilities in 2006. These changes in operating assets and liabilities reflect $894,646 increased collection of accounts receivable, $23,942 decrease in prepaid expenses and other current assets and from a $155,279 increase in deferred revenue. The increase in deferred revenue relates to a change in billing for service contracts to a quarterly basis rather than a monthly basis. These positive changes in operating assets were offset by a $84,509 increase in inventory to take advantage of certain trade discounts, incentive awards, and to purchase material ahead of price increases, and by a $226,000 increase in income tax receivable resulting from the operating losses, by a $607,977 decrease in accounts payable and accrued expense reflecting pay down of balances due to several subcontractors and vendors and by a $60,897 increase in other assets which represents capitalized cost of development of a new interface board for a proprietary fire alarm system. The increase in cash used by operating activities of the discontinued operation is primarily due to an increase in an operating loss caused by a decline in product revenue. The net cash inflow of $142,920 from operations during the 2006 period along with cash on hand and $518,000 of proceeds of sales from discontinued operations was used for equipment purchases of $198,463 and to decrease bank borrowing by $540,168.

     The ratio of the Company's current assets to current liabilities decreased to approximately 2.43 to 1 at June 30, 2006 compared to 3.49 to 1 at June 30, 2005. The decrease in the current ratio is due to our bank debt being a current liability in 2006 and being a long term liability in 2005. Had our bank debt remained a long term liability in 2006, the current ratio would have been 3.23 to 1. The company will be discussing with its bank for the extension of the credit facility beyond its June 2007 maturity date. The effect of the extension will be to return the credit facility to a long term liability.

       Item 2. Management's Discussion and Analysis or Plan of Operations


Results of Operations

Revenues and Gross Profit

The operations of General Sound are excluded from the table below and are reported as discontinued for all periods presented in the Condensed Consolidated Financial Statements.


                                            Three Months Ended          Nine Months Ended
                                                  June 30,                    June 30,
                                              2006     2005             2006       2005
                                             ----     ----             ----       ----
                                                   (In thousands of dollars)
                Product Revenue            $ 2,456    $ 2,920        $ 7,122    $ 8,574
                Subcontract Revenue            127        155            430        460
                Service Revenue              1,348      1,220          3,818      3,478
                                            ------     ------         ------     ------
                Total Revenue              $ 3,931    $ 4,295        $11,370    $12,512
                                            ======     ======         ======     ======

                Gross Profit Product           691        978          1.880      2,650
                Gross Profit Subcontract        24         29             86         84
                Gross Profit Service           646        417          1,766      1,209
                                           -------    -------        -------    -------
                Total Gross Profit         $ 1,361    $ 1,424        $ 3,732    $ 3,943
                                           =======    =======        =======    =======

                Gross Margin Product %         28%        33%            26%        31%
                Gross Margin Subcontract %     19%        19%            20%        18%
                Gross Margin Service %         48%        34%            46%        35%


Revenues

The Company's product revenues during the three and nine months ended June 30, 2006 decreased 16% and 17% from the respective 2005 periods. These decreases in product revenues primarily resulted from lower shipments with respect to transit products which reflects a lower level of orders and the timing of releases required by customers. Due to the retirement of key personnel in December, 2005 and related changes in the process for securing transit work in New York, the Company had to substantially overhaul the management structure and marketing strategies for transit products. The Company continues to actively bid new orders and has quotations outstanding for several large projects that resulted from the changes noted above. The Company has also added sales personnel and products to its life safety, security, and audio visual product lines.

Subcontract revenue decreased during the current three and nine month periods as the Company was responsible for various small electrical installation projects in both the 2006 and 2005 periods.

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

       Item 2. Management's Discussion and Analysis or Plan of Operations


Gross Profit

Gross profit on product revenues for the three and nine months ended June 30, 2006 decreased compared to the respective 2005 periods. The decrease in absolute gross profit is primarily related to the declines in product sales (noted above). The decrease in gross margin percentage during the current three month and nine periods in 2006 is related to lower sales on which to absorb overhead, which is relatively fixed in nature.

Gross profit related to subcontract revenues for the three months ended June 30, 2006, decreased in absolute terms due to the decrease in revenue related to electrical installation during this period. For the nine month period ended June 30, 2006 higher markups were obtained on electrical installations than in the prior year period.

Gross profit on service revenues for the three and nine months ended June 30, 2006, increased due to the increase in call-in service and from higher service contract revenue (noted above). The improvement in absolute gross profit and gross margin percent was primarily related to the additional revenue and was also aided by a decrease in technical staff as the Company reevaluated its customer support staffing level and implemented staff reductions.

Income Before Tax

The decline in income and increase in loss before income taxes during the three and nine months ended June 30, 2006 is primarily due to the decrease in gross profit caused by anticipated lower product revenue. The decrease in product gross profit was partially offset by higher gross profit from service revenues. The improvement in service gross profit was attributed to higher revenue and, in part, by a decrease in technical staff. For the three months ended June 30, 2006, selling, general and administrative expenses increased $140,000 primarily due to $120,000 of budgeted severance payments. Otherwise, the increase in selling, general and administrative costs was minimal compared to the prior year three month period as the Company benefited from certain reductions in work force that were implemented in the first quarter of fiscal 2006. For the nine months ended June 30, 2006, selling, general and administrative expenses increased $359,000 over the prior year period as the Company incurred $66,000 of additional recruitment costs (which total $97,000 as the Company retools its sales, marketing, and project management disciplines) from $185,000 of increases related to additional staff to develop and strengthen our sales and marketing (which is geared to support higher product revenues) and from the $120,000 of budgeted severance cost noted above. Additional severance costs of $56,000 were included in product and service costs for the nine months ended June 30, 2006. Interest expense increased during 2006 due to both higher interest rates and higher average borrowing levels. For the three and nine months of 2006, the Company recorded a loss of $18,000 and $60,000, respectively, on its equity in the operating loss of Secure 724 LP.

Tax Provision

The Company's current income tax provision represents the benefit from a net operating loss carryback as it relates to federal, state and local income taxes. Deferred taxes represent the net change in deferred tax assets and is a non-current deferred tax liability as it relates to differences between financial reporting and tax bases of assets and liabilities.

          2. Management's Discussion and Analysis or Plan of Operations


Discontinued Operations

On May 31, 2006, the Company's wholly owned subsidiary, General Sound (Texas) Company ("General Sound") that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company. Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment resulting in a gain of $267,042. The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space. General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities which have substantially been paid as of June 30, 2006.

The operations of General Sound are reported as discontinued for all periods presented in the Condensed Consolidated Financial Statements.

For the three and nine months ended June 30, 2006 and 2005, the loss from discontinued operations consists of the following:

                                        Three months ended June 30,      Nine months ended June 30,
                                           2006         2005                 2006          2005
                                           ----         ----                 ----          ----
          Operating (Loss) income       ($279,824)   ($59,938)           ($414,678)    ($113,855)
          Gain on sales of assets         267,042          --              267,042            --
                                       ----------    ---------             -------       --------
          (Loss) income before taxes    ($12,782)    ($59,938)           ($147,636)     ($113,855)
                                       ----------    ---------            ---------      --------

Order Position

The Company's order position, excluding service, at June 30, 2006 was $7,007,000 as compared to $7,972,000 at September 30, 2005 and $9,719,000 at June 30, 2005.
The order position has been restated to exclude the discontinued operations. This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company's products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others). The Company is actively seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation. The Company is also looking for potential acquisitions that would enable it to add incremental products and customers to over absorb fixed overheads.

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

                                                 SYNERGX SYSTEMS INC
                                                 (Registrant)


                                                 /S/ John A. Poserina
                                                 ------------------------------
                                                 John A. Poserina,
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer), Secretary
                                                 And Director
Date:  August 11, 2006