Form 10KSB
period 2006-09-30
SYNERGX SYSTEMS INC
filed 2006-12-28
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB ( )

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) YES NO X

     State issuer's revenues for its most recent fiscal year: $15,826,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of December 12, 2006 was $4,478,363

      As of December 12, 2006, the Registrant had 5,210,950 shares of Common Stock outstanding.

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


Synergx's business is conducted through subsidiaries in the New York City metropolitan area. Synergx conducts its business in New York principally through Casey Systems Inc., ("Casey") its wholly owned subsidiary located in New York City and Long Island, New York


CASEY SYSTEMS. Synergx's principal operating subsidiary is Casey Systems. Casey has been in the business of designing, servicing and maintaining building communication systems since 1970. Today Casey is a diversified systems integrator which, in addition to its own proprietary line of life safety and building protection products, also is a premier low-voltage systems provider for a broad range of video, teleconferencing/multimedia, audio visual, public address, customer information, access control, intercoms, security, closed circuit TV (CCTV) and professional sound systems. In addition, Casey designs, markets and supports these systems for the rail and mass transit industries.


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


Transit. Casey designs, develops, manufactures (through third party sources), and implements sophisticated security and communication solutions for the transportation sector. Casey's transportation products and services are in use by agencies such as the MTA - New York City Transit, Long Island Rail Road, New Jersey Transit and AMTRAK. Casey has invested heavily in a highly skilled team of engineering professionals who have developed security systems for mass transit and have positioned itself as a premier supplier of security systems to MTA - New York City Transit.


Audio-Visual. Casey's engineering and sales team work with consultants, architects and construction managers to design, install and integrate audio visual systems in buildings in the New York metropolitan areas. These facilities include museums, auction houses, advertising agencies, houses of worship, health care and educational facilities, financial institutions and law firms. On these projects Casey oversees software integration, selects hardware and oversees all aspects of the project installation and activation. Systems include audio and video conferencing, video projection systems, media streaming and command and control centers. Casey is an authorized supplier of numerous high quality national product lines.


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


Service. Casey continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and to market service of COMTRAK and other projects coming out of warranty and the renewal of such contracts. To provide efficient and productive customer service, Casey maintains an office in New York City which houses its New York service management offering 24/7 customer support with over 30 manufacturer-trained field service technicians


GENERAL SOUND. Synergx conducted business in Texas through its subsidiary, General Sound (Texas) Company, which distributes, services, installs and designs a variety of sound, fire alarm, intercom and security systems in the Dallas/Ft. Worth, Texas area. In May 2006, General Sounds sold its inventory, property, trade name, business and operations. For information on the sale and discontinued operations of General Sound see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION"


SECURE 724 LP. Synergx holds a 25% investment in Secure 724 LP, a Canadian research, development and marketing group which has developed technology to transmit alarm and other data from a secured site to a command center and to multiple Blackberry wireless handheld devices and/or cellular phones and to transmit commands or programming instructions to a wide variety of building systems. Due to insufficient cash flow, lack of outside financing, and slow progress and uncertainty in bringing its product to market, an impairment charge of $377,264 was recorded to fully reserve for the recovery of the equity investment and loans made to Secure 724. In addition in 2006, the Company recorded an adjustment to the equity investment of $60,000 to reflect the Company's 25% portion of the net loss of Secure 724 LP. The Company is negotiating to sell its entire interest in Secure 724. However, there can be no assurance that such sale can be made for an amount and terms acceptable to the Company.


RESEARCH AND DEVELOPMENT. During the fiscal years ended September 30, 2006 and 2005, Synergx spent approximately $114,000 and $121,000, respectively, for research and development of Synergx's life safety and communication systems.


CUSTOMERS AND SUPPLIERS. For the fiscal years ended September 30, 2006 and 2005, no customer accounted for more than 10% of Synergx's revenues. One supplier accounted for 7% and 10% of Synergx's cost of sales in the years ended September 30, 2006 and 2005, respectively.


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


EMPLOYEES. As of September 30, 2006, Synergx and its subsidiaries had 92 full time employees, including 32 New York hourly employees that are covered by a Collective Bargaining Agreement expiring March 2009.


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


ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 16,400 square feet of office, manufacturing and warehouse space in Syosset, New York under a seven year lease that was to expire in June 2007. In 2006, the lease was extended on similar terms to expire June 30, 2012.The rental schedule provides for monthly rent of $16,600 during 2006 with 3.5% yearly increases through the remainder of the term of the lease.

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




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Synergx's Common Stock has been traded on the National Association of Securities Dealer's Inc. Automated Quotation System ("NASDAQ") since April 11, 1989 under the "FTEC" symbol and since May 2002 under the "SYNX" symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 2003 through September 30, 2006 which quotations were obtained from the National Association of Securities Dealers Inc.


Common Stock                  Bid             Ask

Quarter Ended             High    Low     High    Low

December 31, 2004        4.370   2.490   4.470   2.690
March 31, 2005           3.580   1.440   3.680   1.460
June 30, 2005            1.670   1.000   1.680   1.200
September 30, 2005       6.250   1.240   6.250   1.310
December 31, 2005        2.590   1.680   2.610   1.720
March 31, 2006           2.430   1.580   2.450   1.630
June 30, 2006            2.060   1.250   2.090   1.320
September 30, 2006       1.860   1.210   1.890   1.310



     The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions. As of December 12, 2006, there were 252 record holders of Synergx's Common Stock.

     On December 12, 2006, the closing bid and ask prices for the Common Stock were $1.69 and $1.70, respectively.

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

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $3 million revolving credit facility with TD Banknorth, N.A. (formerly, Hudson United Bank) (the "Credit Facility"). This credit facility has an annual interest rate of prime plus 1/4% and was to expire in June 2007. On December 26, 2006, the credit facility was extended to expire in January 2008. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

     The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At September 30, 2006, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At September 30, 2006, $929,000 was owed under the Credit Facility.

     Net cash used in continuing operations for the year ended September 30, 2006 amounted to $64,000 as compared to cash being provided by continuing operations of $11,000 for the comparable prior year. The increase in cash being used in operations was primarily due to a $613,000 loss from continuing operations in 2006 which is offset by a $437,000 non-cash impairment charge for the investment in Secure 724 and also a non-cash ($253,000) deferred income taxes (benefit). In contrast, there was a $50,000 operating profit from continuing operations in 2005.

     In 2006, there was a net $131,000 cash inflow provided by discontinued operations that resulted from the business being sold in 2006 for $518,000, which funded the decline in business in 2006 of the discontinued operation. In contrast, for 2005 the discontinued operation provided a cash inflow of $407,000 from operations.

     In 2006, the net $612,000 cash inflow from the combination of continuing operations and discontinued operations (which includes the $518,000 of proceeds from the sale of the discontinued operation), along with cash on hand was used to purchase $256,000 of capital assets (primarily for a new management information system) and to reduce bank borrowings by $520,000.


     The ratio of the Company's current assets to current liabilities increased to approximately 3.04 to 1 at September 30, 2006 compared to 3.01 to 1 at September 30, 2005.

RESULTS OF OPERATIONS

Revenues and Gross Profit

                                              For the years ended September 30,
                                                 2006               2005
                                                     (In thousands)
Product Sales ................................  $10,059          $12,358
Subcontract Sales ............................      665              475
Service Revenue ..............................    5,101            4,798
                                                -------          -------
       Total Revenue .........................  $15,825          $17,631
                                                -------          -------

Product Gross Margin .........................  $ 2,678          $ 3,666
Subcontract Gross Margin .....................      127               90
Service Gross Margin .........................    2,363            1,676
                                                -------          -------
        Total Gross Margin ...................  $ 5,168          $ 5,432
                                                -------          -------

Gross Profit Product % .......................       27%              30%
Gross Profit Subcontractor % .................       19%              19%
Gross Profit Service % .......................       46%              35%
                                                -------          -------
         Total Gross Profit % ................       33%              31%


Revenues

     The decrease in product revenues resulted primarily from lower shipments of transit products that reflected a lower level of orders and the timing of releases required by customers. Due to the retirement in December 2005 of key personnel involved in transit work in New York, the Company substantially overhauled the management structure and marketing strategies for transit products. The benefit of the restructuring and marketing strategies has not resulted in shipments during 2006. The Company continues to bid on new orders and has quotations outstanding for several large transit projects. In addition, the Company has put into effect certain cost reduction initiatives with a view towards pricing business aggressively in the New York City metropolitan area.

    Subcontract revenue increased during 2006 as the Company was responsible as prime contractor for more electrical installations in 2006 compared to similar projects in 2005.

     Service revenues increased 6% during 2006 primarily due to an increase in call-in service on fire alarm systems (replacement parts and service required by buildings) and from an increase in service contract revenue related to new customers and higher fees on renewal of contracts compared to 2005. The service contract base of customers continued to increase in 2006 due to new customers in our New York City and Long Island, New York areas.

Gross Profit

     Gross profit margin from product revenues decreased 27% to $2,678,000 due to lower product sales (noted above) and related gross margin. Gross profit margin as a percentage of product revenues was 27% in 2006 compared to 30% in 2005. This decline in gross profit percentage was due to lower sales on which to absorb overhead, which is relatively fixed in nature.

     Gross profit margin related to subcontract revenues for 2006 increased in absolute terms as the Company was responsible for a larger amount of electrical installation by third parties (subcontract work).

     Gross profit margin from service revenues increased during 2006 due to higher service revenue which resulted from the increases in call-in and service contract revenues noted above. Gross profit margin was also favorably affected by certain reductions in the number of service technicians as the Company reevaluated its customer support staffing level during 2006.

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses ("S G &A") increased $395,000 in 2006 over 2005 primarily due to $214,000 of expenses to upgrade the Company sales, marketing, project management and information technology personnel, systems and procedures. These were higher than normal expenses and include $29,000 of additional recruitment fees (total of $104,000 in 2006, and $75,000 in 2005 and $13,000 in 2004), $120,000 of budgeted severance costs; $41,000 of additional computer consulting costs to upgrade the Company's information technology system, and $24,000 of additional professional fees related to the sale of the discontinued operations in Dallas and employment compliance regarding staff reductions. There was also an increase of $123,000 due to higher sales and marketing personnel expenses which are geared to support higher product revenues. Consequently, S G & A expenses as a percentage of sales increased 5.6% to 34.1% in 2006 due to lower sales volume compared to the relative fixed nature of these costs. The Company will continue to invest in staff to secure and support sales of new products in future years, but management expects S G & A expenses and S G & A as a percentage of sales to decline in 2007.

Income (Loss) Before Tax

     The loss before income taxes during 2006 is primarily due to the decrease in gross profit caused by lower product revenues. Partially offsetting the decrease in gross profit from product revenues was an increase in gross profit that resulted from higher service revenues (noted above) and a reduction in service staff. Selling, general and administrative expenses increased $395,000 and remained at a high level geared to support higher product sales. For 2006, the Company recorded a loss of $437,000 on its equity in the operating loss of Secure 724 LP compared to a loss of $76,000 in 2005. The loss in 2006 includes an impairment charge of $377,264 related to the investment in and loans to Secure 724. These investments were deemed to be impaired because of insufficient cash flow, lack of outside funding and slow progress and uncertainty on bringing its product to market. The Company is negotiating to sell its entire interest in Secure 724. However, there can be no assurance that such sale can be made for an amount and terms acceptable to the Company.

Tax Provision

     The Company's current income tax (benefit) provision represents federal, state and local income taxes. Deferred taxes represents the net change in current and noncurrent deferred tax assets and noncurrent deferred tax liability as it related to certain timing differences of book and tax deductions.

Discontinued Operations

     On May 31, 2006, the Company's wholly owned subsidiary, General Sound (Texas) Company ("General Sound") that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company. Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment, and goodwill resulting in a gain of $197,901. The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space. General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities which have substantially been paid as of September 30, 2006.

     The operations of General Sound are reported as discontinued for all periods presented in the accompanying Consolidated Financial Statements.

The results of the discontinued operations for the years ended September 30, 2006 and 2005 are as follows:

                                                     Years ended September 30,
                                                    2006                2005
                                                 -----------         -----------
Sales                                            $ 1,398,809         $ 3,156,761
Cost of Sales                                      1,113,211           2,013,639
Operating expenses                                   684,584           1,009,286
                                                 -----------         -----------
Operating (loss) income                          ($  398,986)            133,836

Gain on sale of assets                               197,901                 -0-
                                                 -----------         -----------

(Loss) income before taxes                       ($  201,085)        $   133,836
                                                 ===========         ===========


Order Position

     Synergx's order position, excluding service, was $8.0 million at September 30, 2006 compared to $7.9 million at September 30, 2005. The order position has been adjusted to exclude the discontinued operations. The Company expects to fulfill a significant portion of its order position over the next twelve months. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that some of the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position from time to time includes, and the Company continues to bid on, projects that include subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and responsible for management of the project as well as electrical installation.

Plan of Operations

     During fiscal 2007, management intends to continue to focus on its intensified marketing programs and to continue to contain or monitor fixed overhead as well as to reduce variable costs through improved efficiency and productivity. Specifically management is pursuing a strategy of aggressive marketing of products and systems to drive more revenue through established channels of distribution. Management will concentrate on these initiatives with a focus on reducing costs thereby enhancing the Company's competitiveness which combined with improved sales and marketing techniques should result in increased revenues over time. However, competition remains severe in many of the Company's product categories. Longer term, management expects increased demand for the Company's audio-visual, public address, security and other communication products .Recent enhancements to Synergx's management information systems and methods of approving and monitoring project costs have improved management's ability to pinpoint waste and/or third party (supplier or customer) cost responsibility. Further enhancements in theses areas will be in progress during 2007.

     Management will be reviewing inventory levels with a view towards generally reducing inventory levels in 2007. The Company will be assessing the use of third party vendors to procure and manufacture products and to reduce its inventory levels of products distributed to and held for customer service.

Inflation

     The impact of inflation on the Company's business operations has not been material in the past. Casey's labor costs are normally controlled by union contracts covering a period of three years and its material costs have remained relatively stable. However, in July of 2005, the Company and its union agreed to a new three year nine month contract that provides for wage/benefits increases of approximately 4% in each year. Under terms of previous union contracts, certain union members, upon passing certain test requirements, began moving up to higher paying categories that have multiple salary steps per year in excess of the 4% contractual level. In addition, the demand for highly skilled professionals has resulted in the need to assess salary levels in order to remain competitive. It is expected that required salary adjustments will exceed normal increases given in the past. The Company will try to mitigate the effect of these increases in labor costs by efficiency initiatives, expense reductions and, if possible, price increases.

Off-Balance Sheet Arrangements

     As of September 30, 2006, the Company did not have any off-balance sheet debt nor did it have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons, other than as disclosed in Note 6, that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements together with accompanying notes and the report of Marcum & Kliegman LLP, our independent registered public accounting firm, are set forth on the pages indicated below.

Report of Independent Registered Public Accounting Firm                      F1

Audited Consolidated Financial Statements

Consolidated Balance Sheet  September 30, 2006                          F2 - F3

Consolidated Statements of Operations
    Years Ended September 30, 2006 and 2005                                  F4

Consolidated Statements of Stockholders' Equity
    Years Ended September 30, 2006 and 2005                                  F5

Consolidated Statements of Cash Flows
     Years Ended September 30, 2006 and 2005                                 F6

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

                                  PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 10.  Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item  12.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS

     (a)  Exhibits

Exhibit No.            Description of Exhibit

3.1  Certificate of Incorporation of the Company, as amended (6)

3.2  By-Laws of the Company (2)

4.1  Specimen Common Stock Certificate (2)

10.1 Credit Facility dated October 9, 2003 between Synergx Systems Inc. as borrower and Hudson United Bank as lender. (5)

10.2 Employment Agreement between Casey Systems Inc. and Al Koenig dated as of February 17, 2005 (7)

10.3 Employment Agreement between Synergx Systems Inc. and Daniel S. Tamkin dated as of October 1, 2005. (7)

10.4 Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents, between Synergx Systems Inc. and TD Banknorth, N.A., dated as of September 29, 2006.*

10.8 Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (3)

10.9 Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord(4)

10.10 Form of Limited Parnership Agreement dated May 29, 2003 between 3077118 Nova Scotia ULC (a Synergx Systems owned company) and Secure 724 LP (5)

22.1 Subsidiaries of the Registrant *

23.1 Consent of Marcum & Kliegman LLP Independent Registered Public Accounting Firm *

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

(6) Reference is made to the correspondingly numbered Exhibit to the Company's Amendment to Annual Report on Form 10-KSB/A for the Fiscal Year Ended September 30, 2002 which Exhibit is incorporated herein by reference.

(7) Reference is made to the correspondingly numbered Exhibit to the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2005 which Exhibit is incorporated herein by reference.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

Dated: December 26, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                Name                                Title                                Date

/s/ Daniel S. Tamkin                        Chairman of the Board;                December 26, 2006
-------------------------                Chief Executive Officer; and
Daniel S. Tamkin                                   Director


/s/ John A. Poserina                       Chief Financial Officer                December 26, 2006
-------------------------                 (Principal Accounting and
John A. Poserina.                       Financial Officer), Secretary
                                                 And Director

/s/ Harris Epstein                                 Director                       December 26, 2006
-------------------------
Harris Epstein


/s/ Mitchell J. Sanders                            Director                       December 26, 2006
-------------------------
Mitchell J. Sanders


/s/ Mark Litwin                                    Director                       December 26, 2006
--------------------------
Mark Litwin


/s/ J. Ian Dalrymple                               Director                       December 26, 2006
--------------------------
J. Ian Dalrymple


/s/ Gary Oreman                                    Director                       December 26, 2006
--------------------------
Gary Oreman

             Report of Independent Registered Public Accounting Firm

To the Audit Committee of the Board of Directors of Synergx Systems Inc.

We have audited the accompanying consolidated balance sheet of Synergx Systems Inc. and its subsidiaries (the "Company") as of September 30, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synergx Systems Inc. and its subsidiaries as of September 30, 2006 and the consolidated results of their operations and their cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ MARCUM & KLIEGMAN LLP
New York, NY
December 12, 2006 except for Note 5 which is as of December 26, 2006

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                September 30,
                                                                    2006
                                                                -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $   273,000
  Accounts receivable, principally trade, less allowance
     for doubtful accounts of $352,685                            6,019,000
  Inventories, net                                                2,040,000
  Deferred taxes                                                    516,000
  Prepaid expenses and other current assets                         213,000
  Income Tax Receivable                                              82,000
                                                                -----------
                             TOTAL CURRENT ASSETS                 9,143,000
                                                                -----------

PROPERTY AND EQUIPMENT -at cost, less
   accumulated depreciation and amortization of $1,611,000          776,000

OTHER ASSETS                                                        207,000

DEFERRED TAXES                                                        4,000
                                                                -----------
                             TOTAL ASSETS                       $10,130,000
                                                                ===========

See accompanying Notes to the  Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                                September 30,
                                                                     2006
                                                                 -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Notes payable - current portion                               $    27,000
   Accounts payable and accrued expenses                           2,075,000
   Deferred revenue                                                  904,000

                                                                 -----------
                             TOTAL CURRENT LIABILITIES             3,006,000



   Note payable to bank                                              929,000
   Notes payable - less current portion                               90,000

                                                                 -----------
                             TOTAL LIABILITIES                     4,025,000
                                                                 -----------


STOCKHOLDERS' EQUITY

  Preferred stock, 2,000,000 shares authorized-
     none issued and outstanding                                          --
  Common stock, 10,000,000 shares authorized, $.001
     par value; issued and outstanding 5,210,950 shares                5,000
  Additional Paid in Capital                                       6,804,000
  Accumulated deficit                                               (704,000)
                                                                 -----------
TOTAL STOCKHOLDERS' EQUITY                                         6,105,000
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $10,130,000
                                                                 ===========

See accompanying Notes to the  Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Yeasr Ended September 30,
                                                                  2006            2005
                                                                  ----            ----
Product sales                                                $ 10,059,000    $ 12,358,000
Subcontract sales                                                 665,000         475,000
Service revenue                                                 5,101,000       4,798,000
                                                             ------------    ------------
Total revenues                                                 15,825,000      17,631,000
                                                             ------------    ------------

Cost of product sales                                           7,381,000       8,692,000
Cost of subcontract sales                                         538,000         384,000
Cost of service revenue                                         2,738,000       3,122,000
Selling, general and administrative                             5,389,000       4,993,000
Depreciation and amortization                                     178,000         147,000
                                                             ------------    ------------
Total operating expenses                                       16,224,000      17,338,000

(Loss) income from operations                                    (399,000)        293,000

Other expenses:
  Interest expense                                               (106,000)       (111,000)
  (Loss) on equity investment                                    (437,000)        (76,000)
                                                             ------------    ------------
Total other expenses                                             (543,000)       (187,000)
                                                             ------------    ------------

(Loss) income before (benefit) provision for income taxes        (942,000)        106,000
                                                             ------------    ------------
(Benefit) provision for income taxes:
   Current                                                        (76,000)         49,000
   Deferred                                                      (253,000)          7,000
                                                             ------------    ------------
                                                                 (329,000)         56,000
                                                             ------------    ------------
(Loss) income from continuing operations                         (613,000)         50,000

Discontinued operations (Note 3):
   (Loss) income from discontinued operations                    (201,000)        134,000
   Deferred income tax (benefit) provision                        (69,000)         54,000
                                                             ------------    ------------
(Loss) income from discontinued operations                       (132,000)         80,000

Net (loss) income                                             $  (745,000)   $    130,000

                                                             ============    ============

(Loss) Per Common Share:
  Basic (loss) income  from continuing operations             $     (0.12)   $       0.01
  Basic (loss) income from discontinued operations            $     (0.02)   $       0.02
                                                             ------------    ------------
  Basic (loss) income Per Share                               $     (0.14)   $       0.03
                                                             ============    ============

  Diluted (loss) income  from continuing operations           $     (0.12)   $       0.01
  Diluted (loss) income from discontinued operations          $     (0.02)   $       0.02
                                                             ------------    ------------
  Diluted (loss) income Per Share                             $     (0.14)   $       0.03
                                                             ============    ============

Weighted average number of common shares outstanding-basic      5,206,453       5,171,721

Weighted average number of common and
   common shares equivalents outstanding-diluted                5,206,453       5,193,276




See accompanying Notes to the  Consolidated Financial Statements

                      SYNERGX SYSTEMS INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

                                                                                                  (ACCUMULATED
                                           TOTAL                                     ADDITIONAL      DEFICIT)/
                                       STOCKHOLDERS'        COMMON  STOCK            PAID IN        RETAINED
                                         EQUITY          SHARES         AMOUNT       CAPITAL        EARNINGS
                                       -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2004          $ 6,648,000      5,136,862          5,000   $ 6,732,000   $    (89,000)

Exercise of employee stock options          28,000         55,256              0        28,000

Tax benefit of stock option exercise        25,000                                      25,000

Net Income                                 130,000                                                    130,000
                                       -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2005          $ 6,831,000      5,192,118          5,000   $ 6,785,000   $     41,000

Exercise of employee stock options     $     9,000         18,832              0   $     9,000

Tax benefit of stock option exercise   $    10,000                                 $    10,000

Net (Loss)                                (745,000)                                                  (745,000)
                                       -----------    -----------    -----------   -----------    -----------
Balance at September 30, 2006          $ 6,105,000    $ 5,210,950          5,000   $ 6,804,000   $   (704,000)
                                       ===========    ===========    ===========   ===========    ===========

See accompanying Notes to the Consolidated Financial Statements.

                      SYNERGX SYSTEMS INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Years Ended September 30,
                                                                                  2006          2005
                                                                                  -----         -----
OPERATING ACTIVITIES
Net  (Loss) income from continuing operations                                  $(613,000)   $  50,000
 Adjustments to reconcile net  (loss) income to net cash
     provided by operating activities:
         Depreciation and amortization *                                         193,000      161,000
         Deferred tax  (benefit)                                                (253,000)      32,000
         Loss on equity investment                                               437,000       76,000
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                     290,000     (884,000)
    Inventories                                                                  167,000      255,000
    Prepaid expenses and other current assets                                     43,000       (9,000)
    Income Tax Receivable                                                        (82,000)
    Other assets                                                                  24,000      (27,000)
    Accounts payable and accrued expenses                                       (464,000)     275,000
    Deferred revenue                                                             194,000       82,000
                                                                               ---------    ---------
Net cash (used in) provided by continuing operations                             (64,000)      11,000
Net cash provided by operating activities of discontinued operation              158,000      407,000
                                                                               ---------    ---------
NET CASH PROVIDED BY  OPERATING ACTIVITIES                                        94,000      418,000
                                                                               ---------    ---------
INVESTING ACTIVITIES
  Restricted cash                                                                             (51,000)
  Purchases of property and equipment                                           (256,000)    (280,000)
                                                                               ---------    ---------
Net cash (used in) continuing operations                                        (256,000)    (331,000)
Net cash (used in) provided by investing activies of discontinued operations     518,000       (8,000)
                                                                               ---------    ---------
NET CASH PROVIDED BY  (USED IN)  INVESTING ACTIVITIES                            262,000     (339,000)
                                                                               ---------    ---------
FINANCING ACTIVITIES
  Principal payments on notes payable                                            (11,000)      (8,000)
  Payments and proceeds from note payable bank - net                            (520,000)    (466,000)
  Proceeds from exercise of stock options and warrants                             9,000       28,000
                                                                               ---------    ---------
Net cash (used in) continuing operations                                        (522,000)    (446,000)
Net cash (used in) financing activites of discontinued operations                (27,000)     (21,000)
                                                                               ---------    ---------
NET CASH (USED IN) FINANCING ACTIVITIES                                         (549,000)    (467,000)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (193,000)    (388,000)

Cash and cash equivalents at beginning of the year                               466,000      854,000
                                                                               ---------    ---------
Cash and cash equivalents at end of the year                                   $ 273,000    $ 466,000
                                                                               =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:
     Income taxes                                                              $  48,000    $   7,000
     Interest                                                                  $ 105,000    $  89,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Included in the year ended September 30, 2006, was the purchase of equipment for $116,000 through financing.

Tax benefits of $10,000 and $25,000 from employees stock options exercise were recorded in the years ended September 30, 2006 and 2005, respectively.

* Depreciation of $15,000 and $14,000 is included in cost of product sales for the years ended September 30, 2006 and 2005, respectively.

See accompanying Notes to the Consolidated Financial Statements

                      Synergx Systems Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Business

Synergx Systems Inc. and Subsidiaries (the "Company") operates in one industry segment: the design, manufacture, distribution, marketing and service of a variety of data communications products and systems with applications in the fire alarm, life safety, transit, security and communications industry. The Company conducts its business principally in the New York Metropolitan area.

Principles of Consolidation

The consolidated financial statements include the accounts of Synergx Systems Inc. and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. ("Casey"), and Systems Service Technology Corp. ("SST"). And General Sound (Texa) Company ("General Sound"), which was sold in May 2006 and is reflected as a discontinued operation. See
Note 3 Discontinued Operations. In addition the Company has a payroll disbursing subsidiary FT Clearing Inc. and a subsidiary that holds the investment in Secure 724 LP, Comco Technologies Inc. Significant intercompany items and transactions have been eliminated in consolidation.

Reclassification

Certain accounts in the prior period financial statements have be reclassified for comparison purposes to conform to the presentation in the current period financial statements. These classifications have no effect on the previously reported net income.

Revenue Recognition

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were $47,000 at September 30, 2006 and have been included in other current assets. Billings in excess of costs and estimated profits were $109,000 at September 30, 2006 and have been included in deferred revenue. Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

Subcontract sales principally represent revenues related to electrical installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation. Revenue is recognized when these services are preformed at the job site.

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

Inventories

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and at September 30, 2006 reflects an inventory allowance of $392,000.

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

Other Assets

Other assets consist of security deposits of $48,000 and goodwill related to the acquisition of Casey Systems of approximately $34,000 and restricted cash on deposit with the Company's bank of $125,000.

The Company does not amortize goodwill but evaluates whether the carrying value of goodwill has become impaired. This evaluation is performed on annual basis each fiscal year end. The Company has determined that there was no impairment of goodwill at September 30, 2006.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended September 30, 2006 and 2005 amounted to $45,000 and $35,000, respectively.

Research and Development Costs

Research  and  development   costs  are  expensed  as  incurred.   Research  and
development costs for the years ended September 30, 2006 and 2005 amounted to $114,000 and $121,000, respectively.

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

Restricted Cash

In connection with the Credit Facility with its bank, the Company has on deposit $125,000 that is restricted as to use that has been included in other assets.

Concentration of Credit Risk

The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables. The Company does not require collateral to support financial instruments subject to credit risk.

At September 30, 2006, the Company had cash of approximately $92,000, that is in excess of insured amount limitations.

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

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock based employee compensation. SFAS Stock Options and Similar Equity Instruments (continued)

No.148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion
25. As required under SFAS No. 148, the following table presents pro forma net income and diluted net earnings per share as if the fair value-based method had been applied to all awards.

                                                      Years Ended September 30,
                                                        2006           2005

Net (Loss) Income                                   $ (745,000)   $   130,000
Less: Fair Value of Options issued to
      employees and directors, net of income tax       (16,000)       (13,000)
                                                   -----------    -----------
Pro Forma Net (loss) Income                         $ (761,000)   $   117,000
                                                   ===========    ===========

Weighted Average Basic Shares                        5,206,493      5,171,721

Weighted Average Diluted Shares                      5,206,493      5,193,276

Basic Net Income Per Share as Reported              $     (.14)   $       .03
Basic Pro Forma Net Income per share                $     (.15)   $       .02

Diluted Net Income Per Share as Reported            $     (.14)   $       .03
Diluted Pro Forma Net Income per share              $     (.15)   $       .02

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the year ended September 30, 2005. There were no options granted to employees during the year ended September 30, 2006. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for the year ended September 30, 2005 were as follows:

Assumptions:
Risk-free interest rate                        3.58%
Dividend                                          0
Expected life in years                      5 years
Expected volatility                             84%

2. Property and Equipment

Property and equipment at September 30, 2006 are summarized as follows:

              Machinery and equipment                            $2,112,000
              Furniture and fixtures                                164,000
              Leasehold improvements                                111,000
                                                                ------------
                                                                  2,387,000
              Less accumulated depreciation and amortization
                                                                  1,611,000
                                                                ------------
                                                                  $ 776,000
                                                                ============


Depreciation and amortization expense related to these assets were $189,000 and $129,000 for the years ended September 30, 2006 and 2005, respectively.

3. DISCONTINUED OPERATIONS

On May 31, 2006, the Company's wholly owned subsidiary, General Sound (Texas) Company ("General Sound") that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company. The operations of General Sound are reported as discontinued for all periods presented in the Consolidated Financial Statements. Under terms of the asset purchase agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory ($203,215), property and equipment ($47,744) and goodwill ($69,140) resulting in a gain of $197,901. The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space. General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities, which have substantially been paid as of September 30, 2006.




3. DISCONTINUED OPERATIONS (continued)

The results of the discontinued operations for the years ended September 30, 2006 and 2005 are as follows:


         Years ended September 30,
                                                       2006             2005
                Sales                              $1,398,809        $3,156,761
                Cost of Sales                       1,113,211         2,013,639
                Operating expenses                    684,584         1,009,286
                                                      -------         ---------
                Operating (loss) income             ($398,986)          133,836
                                                                      ---------

                Gain on sale of assets                197,901               -0-
                                                      -------         ---------

               (Loss) income before taxes          $ (201,085)       $ 133,836
                                                    ==========        ========

4. Investment in Secure 724 L.P.

In May 2003, the Company acquired a 25% equity interest in Secure 724 LP ("Secure 724 LP"), an Ontario limited partnership. The investment in Secure 724 L.P. was valued at $432,500 and the investment is accounted for utilizing the equity method. The underlying equity of this investment on the date of the transaction was approximately $73,000; resulting in goodwill of approximately $360,000. For the years ended September 30, 2006 and 2005, an adjustment to the equity investment of $60,000 and $52,000, respectively was recorded to reflect the Company's 25% portion of the net loss of Secure 724 LP. The cumulative impact that was recorded for the 25% portion of the net loss from inception amounts to approximately $223,000.

In connection with the initial capital contribution per the partnership agreement, the Company also entered into note agreements and advanced $18,000 to Secure 724 LP in May 2003 and upon reaching milestones advanced $125,089 in August 2003. Additional advances were made to Secure 724 LP in October 2004 of $7,969 in December 2004 of $12,140 and July 2006 of $4,407. These notes receivable bear interest at a rate of 4% per annum and matures in May 2006, August 2006, October 2007, December 2007 and on demand, respectively.

Due to insufficient cash flow, lack of outside financing, and slow progress and uncertainty of bringing its product to market, the 25% equity investment, and loans to Secure 724 were deemed to be impaired at September 30, 2006 and an impairment


4. Investment in Secure 724 L.P )continued)

charge of $377,264 was recorded to fully reserve for recovery of these investments. The Company is negotiating to sell its entire interest in Secure
724. However, there can be no assurance that such sale can be made for an amount and terms acceptable to the Company.

5.  Long-Term Debt

The Company has a $3 million revolving credit facility with TD Banknorth (formerly Hudson United Bank) (the "Credit Facility"). The Credit Facility has an annual interest rate of prime plus 1/4% on outstanding balances (8.50% at September 30, 2006) and was to expire in June 2007. On December 26, 2006, the credit facility was extended to expire in January 2008. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At September 30, 2006, the full amount of the Credit Facility was available under the borrowing base calculation and $929,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At September 30, 2006 the Company was not in default with any of its financial covenants.

Annual maturities of Notes Payable to Bank and Notes and Capital Leases Payable are as follows:

                       Note Payable         Other Notes and          Total
                          Bank              Capital Leases
                                                Payable
                  ----------------       ------------------    -------------

        2007                                 $  27,000           $   27,000
        2008          $929,000                  23,000              952,000
        2009                                    23,000               23,000
        2010                                    23,000               23,000
        2011                                    21,000               21,000
                  ----------------       ------------------    -------------
        Total         $929,000               $ 117,000           $1,046,000
                  ================       ==================    =============



6.  Lease Commitments

The Company leases certain office and warehouse space under non cancelable operating leases expiring at various times through 2012 In February 2000, the Company signed a lease for office, manufacturing and warehouse space in Syosset, New York. An additional 700 square feet of space was added to the lease in August 2004. The rental schedule provides for monthly rent of $16,600 during 2006 with 3.3% yearly increases through the expiration of the lease in June 2012. In 2006, the lease was extended on similar terms to expire June 30, 2012.

The Company has a non-cancelable lease for its service center in New York City that became effective August 2002 and runs through December 31, 2009. The lease is for office and warehouse space and provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter.

The following is a schedule of future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at September 30, 2006:

                                                            Total Operating
                                                                Leases

2007                                                              301,000
2008                                                              310,000
2009                                                              344,000
2010                                                              232,000
2011                                                              241,000
2012                                                              186,000
                                                           ------------------
Total minimum lease payments                                   $1,614,000
                                                           ==================

Rental expense amounted to $299,000 and $305,000, for 2006 and 2005, respectively.

7. Significant Customers and Suppliers

During fiscal 2006 and 2005, no customer accounted for more than 10% of sales. One supplier accounted for 7% and 10% of the Company's cost of sales during fiscal 2006 and 2005, respectively.




8  Income Taxes

During the years ended September 30, 2006 and 2005, the Company recorded a tax (benefit)/provision of $(329,000) and $56,000, respectively. A reconciliation of such provision with the amounts computed by applying the statutory federal income tax rate is as follows:

                                                                       Year Ended September 30,
                                                                        2006          2005
                                                                    ---------------------------

Statutory federal income tax rate                                           34%           34%
Computed expected tax (benefit) from income (loss) from continuing
    operations before  income tax                                    ($320,000)    $  36,000
Increase (decrease)in taxes resulting from:
   State and local income tax (benefit), net of Federal income tax     (72,000)       12,000
    Nondeductible expenses                                               3,000         2,000
Other                                                                   60,000         6,000
                                                                     -----------------------
Income tax (benefit) expense                                         ($329,000)    $  56,000
                                                                     =======================

The Company provided $4,000 and $6,000 for state and local franchise and capital taxes for the years ended September 30, 2006 and 2005, respectively. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has recorded a current deferred tax asset and a non current deferred tax asset at September 30, 2006 and a current deferred tax asset and a current deferred tax liability at September 30, 2005. These deferred tax assets and liabilities relate to certain accelerated tax deductions or book provisions to be deducted in future tax returns and utilization of the 2006 net operating loss carryforward. Management anticipates profitable operations to resume at a level that will result in the utilization of the entire deferred tax asset.

The components of deferred tax assets and liabilities at September 30, 2006 consist of the following:

Deferred Tax Assets
-------------------
Allowance for doubtful accounts                  $141,000
Inventory reserve                                 157,000
Net operating loss carryforward                   218,000
                                                  -------
Total deferred tax asset                          $516,000

Non Current Deferred Tax Asset/Liability
-----------------------------------------
Impairment of equity investment and
  Notes receivable in Secure 724                   150,000
Depreciation and amortization                     (146,000)
                                                 ---------
Total Non Current Deferred Tax Asset/Liability   $   4,000
                                                 =========


9. Earnings Per Share

The computation of basic earnings per share, diluted earnings per share, weighted shares outstanding, and weighted average shares after potential dilution is as follows:

                                                    Year Ended September 30
Basic EPS Computation                                2006             2005
                                                    --------------------------
Net (loss) income from continuing
       operations                                $  (613,000)   $      50,000
Net (loss) income from discontinued
       operations                                   (132,000)          80,000
                                                 -----------    -------------
Net (loss) income                                ($  745,000)   $     130,000
                                                 ===========    =============


Basic EPS Computation
Weighted average outstanding shares                5,206,453        5,171,721
                                                 -----------    -------------
Basic (Loss) Income Per Share
        from continuing operation                 $     (.12)   $         .01
Basic (Loss) Income Per Share
       from discontinued operations               $     (.02)   $         .02
                                                 -----------    -------------
Basic net (loss) income per basic share           $     (.14)   $         .03
                                                 ===========    =============

Diluted EPS Computation
Weighted-average shares-basic                      5,206,453        5,171,721
 Plus:  Incremental shares from
               assumed conversions
         Employee Stock Options*                                       14,036
         Warrants*                                                      7,520
                                                                -------------
    Dilutive common shares                                             21,555
                                                                -------------
      adjusted weighted average shares diluted     5,206,453        5,193,276
                                                 -----------    -------------

Diluted (Loss) Income Per Share                   $     (.12)   $         .01
       from continuing operations
Diluted (Loss) Income per share                   $     (.02)   $         .02
                                                 -----------    -------------
      from discontinued operations
Diluted net (loss) income per share               $     (.14)   $         .03
                                                 ===========    =============

   * All options and warrants were antidilutive in the year ended September
2006.




10.  Employee Stock Options and Warrants

In March 2004, the Company and its stockholders adopted a nonqualified stock option plan ("2004 Plan"), which will expire March 10, 2009, except as to options outstanding under a prior 1997 Plan. Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the options are granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of the Company's issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 2004 Plan are to be reduced by options outstanding under the prior 1997 nonqualified stock option plan.

In February 2005, the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Plan. The stock options vest ratably over five years and are exercisable at $2.50 per share, which exercise price was above the market price at the time of grant. There were no stock options granted during the year ended September 30, 2006.

Transactions involving stock options are summarized as follows:
                                                  Weighted Average
                             Stock Options       Exercise Price of
                             Outstanding        Options Outstanding
Balance September 30, 2004     75,580                 .50
   Options granted            130,000                2.50
   Options exercised          (55,256)                .50
                              -------
Balance September 30, 2005    150,324                2.23
                              =======
  Options exercised           (18,832)                .50
  Options expired             (23,492)               2.37
                              -------
Balance September 30, 2006    108,000                2.50
                              =======

There were 21,600 exercisable options at September 30, 2006 and 20,324 exercisable options at September 30, 2005.
..
During the years ended September 30, 2006 and 2005, employees exercised stock options to purchase 18,832 and 55,256 shares of Common Stock, respectively, for total consideration of $9,000 and $28,000, respectively.





10. Employee Stock Options and Warrants (continued)

Outstanding and exercisable stock options are as follows:

                    Outstanding at      Weighted Average       Exercisable at
Exercise Price    September 30, 2005    Contractual Life     September 30, 2006
--------------    ------------------    ----------------     ------------------
  2.50                108,000              3.5 years              21,600

In May 2003, the Company issued 50,000 warrants in connection with its 25% investment in Secure 724 LP. The warrants expired in May 2005. (See Note 4 - Investment in Secure 724 LP)

Transactions involving non-employee stock warrants are summarized as follows:

                                                           Weighted Average
                                     Warrants               Exercise Price of
                                   Outstanding          Warrants Outstanding
Balance September 30, 2004           50,000                      1.15
   Warrants expired                 (50,000)                     1.15
                                  ----------
Balance September 30, 2005           - 0 -
Balance September 30, 2006           - 0 -

11. Contingencies

In the normal course of its operations, the Company has been, or from time to time may be, named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any item exists that will have a significant impact on the Company's business or financial condition.

12. Other

Approximately 34% of the Company's employees are covered by collective bargaining agreements. On July 10, 2005, the union representing hourly employees and the Company ratified a Collective Bargaining Agreement expiring March 9, 2009, providing for an increase in salaries and benefits averaging approximately 4% per year over the life of the contract.

Effective January 1, 1996, the Board of Directors instituted a 401K plan for non-union employees. The plan includes a profit sharing provision at the discretion of the Board of Directors. There was no profit sharing contribution in 2006 and for 2005 a profit sharing contribution of $41,000 was authorized and charged to expense.


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

14  New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Accounting Financial Standards ("SFAS") No. 123R (revised 2004), "Shared-Based Payment," which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123R generally requires that an entity account for such transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS 123, as originally issued. The revised statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123R is effective for small business issuers for the first annual reporting period that begins after December 15, 2005. The Company plans to adopt SFAS No. 123R as of October 1, 2006 using the modified prospective transition method. As a result of adopting SFAS 123R the Company will recognize approximately $65,000 of compensation costs that will be expensed over the remaining vesting period.

In July 2006, the Financial Acoounting Standard Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise's fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its financial position and results of operations and has not yet determined such effects.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States ("GAAP"), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements.
However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application permitted. The Company does not expect SFAS 157 to have a material impact on the Company's financial position or results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.