Form 10KSB/A
period 2006-09-30
SYNERGX SYSTEMS INC
filed 2007-01-29
CIK 823130

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006
Commission file number: 1-17580

SYNERGX SYSTEMS INC.
(Name of small business issuer in its charter)
Delaware      11-2941299
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
or organization)

209 Lafayette Drive, Syosset, New York 11791
(Address of principal executive offices)      (Zip code)

Issuer's telephone number: (516) 433-4700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Title of Class: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Check mark whether the Registrant is a shell company:
Yes     No X

Issuer's revenues for its most recent fiscal year: $15,826,000
Exhibit Index is on page __ hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of January 24, 2007: $8,519,414

As of January 24, 2007, the Registrant had approximately 5,210,950 shares of Common Stock outstanding.

Documents incorporated by reference: NONE

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

The Directors and Executive Officers of the Company and their respective ages and positions with the Company, as of September 30, 2006, along with certain biographical information (based solely on information supplied by them), are as follows:

NAME	AGE	OFFICE	DATE SERVICE COMMENCED
Daniel S. Tamkin	47	Chairman, Chief Executive Officer, General Counsel, Director	October 1990
John A. Poserina	66	Treasurer, Vice President, Chief Financial Officer, Secretary and Director	January 1997
J. Ian Dalrymple	55	Director and Audit Committee	May 2002
Mark I. Litwin	44	Director and Audit Committee	May 2002
Harris Epstein	69	Director and Audit Committee	July 2005
Albert Koenig	46	President Casey Systems Inc.	October 2005
Mitchell J. Sanders	46	Director	March 2006
Gary Oreman	64	Director	March 2006

Daniel S. Tamkin

  Mr. Tamkin has a J.D. degree from New York University School of Law and an A.B. degree from Columbia University. Mr. Tamkin has been Chief Executive Officer since March 15, 1996, prior to which Mr. Tamkin was Vice President and General Counsel of the Company from October 1990. Also since October 1990, Mr. Tamkin has been Executive Vice President of Forum Financial Corporation, a Toronto based merchant banking organization. Since November 1998, Mr. Tamkin has been a Director, President and Chief Operating Officer of Camtx Corporation, a manufacturer of textile products. Mr. Tamkin is presently Counsel to Dolgenos Newman & Cronin LLP, counsel to the Company. Mr. Tamkin devotes a portion of his time working on behalf of these other entities.

John A. Poserina

Mr. Poserina joined the Company as Treasurer, Vice President, Chief Financial Officer and Director as of January 1, 1997. From December 1995 until he joined the Company, Mr. Poserina was an independent financial consultant. Also, from July 1996 to September 1996, Mr. Poserina was Chief Financial Officer of Happiness Express Inc. Mr. Poserina was Chief Financial Officer of Dorne and Margolin Inc. from November 1994 to December 1995. Prior to that, Mr. Poserina spent 15 years as Vice President, Treasurer and Chief Financial Officer of Chryon Corporation, which was a NYSE listed company registered under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Poserina holds a Bachelor of Science degree in accounting from the University of Rhode Island and is a Certified Public Accountant.

J. Ian Dalrymple

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

Mark I. Litwin

Mr. Litwin has a Bachelor of Arts and a Masters in Business Administration from York University in Toronto, Canada. Since 1990, Mr. Litwin has been the President, Chief Executive Officer and a director of Genterra Inc. an Ontario corporation which is registered under the Exchange Act.

Harris Epstein

Mr. Epstein is the founder and President of the Lender Relationship Group which provides consulting services to the lending community in the areas of due diligence, loan origination, manual preparation and general consulting. Mr. Epstein has 45 years experience in banking and asset lending.

Albert Koenig

Mr. Koenig’s career has included being an engineer for a consulting firm, project manager for an electrical contractor, Regional Life Safety Systems Manager for ADT and General Manager of Casey Systems Inc. to his current position as President of Casey Systems Inc. Mr. Koenig holds a NICET Level 4 certificate in fire alarm, NYS Security Installation license and attended Manhattan College School of Electrical Engineering. He is experienced in the Design, Installation and Service of a wide variety of systems for the private and public sector including CCTV, Access Control, Security, Public Address, Motor Control, Energy Management, HVAC, Lighting Control, Networking, CATV, Intercom, Fire Alarm and Fire Suppression. During his 25 year career, he has worked with or consulted for organizations including NYCT, Metro North, DEP, DOT, DOB, NYPA, FDNY, NYC Mayor’s Committee, and numerous Fortune 500 companies.

Mitchell J. Sanders

Mr. Sanders, a barrister and solicitor, is a member of the Bar of Ontario. He has been a partner in the law firm of Goldman, Spring, Kichler & Sanders LLP in Toronto, Canada since 1987 where his practice is primarily in the corporate finance, mergers and acquisitions, and securities law areas, including multi-jurisidictional and small capital financing. Mr. Sanders serves on the Board of Directors of numerous companies.

Gary Oreman

Mr. Oreman, an investor with extensive experience in technology, was the Chairman of TC Computers from 1985 to 1995. From 1981 to 1985, he was a director with the Navy Regional Data Processing Center. Mr. Oreman holds degrees in computer science from American University and George Washington University.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act (“SEC”) of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2006, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met.

Code of Business Conduct and Ethics

On January 24, 2005, the Company adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees in the performance of their responsibilities with respect to the Company's business. The Company's Code of Business Conduct and Ethics is available on the Company's website at www.synergxsystems.com under the Corporate Governance section, and is available in print to any shareholder upon written request to the Secretary of the Company.

Item 10. Executive Compensation

The following table sets forth certain information with respect to compensation paid or accrued by the Company for services rendered to it for each of the three fiscal years ended September 30, 2006, as to Daniel S. Tamkin, the
Company's present Chief Executive Officer; John A. Poserina, the Company's Chief
Financial Officer and Secretary ; Joe Durham, the President of General Sound (Texas) Company; Albert Koenig, the President of Casey Systems Inc.; Joseph Vitale, the Company’s former President and Chief Operating Officer and; none of the Company's other Executive Officers had aggregate remuneration in excess of $100,000.

SUMMARY COMPENSATION TABLE
NAME/YEAR	ANNUAL COMPENSATION			LONG TERM COMPENSATION
	Salary ($)	Bonus($)	Other($)	Option/SAR	All Other Compensation
Daniel S. Tamkin			(1)
2006	$183000	-	$15,000
2005	130,000	-	2,000
2004	111,000	20,000	2,000
John A. Poserina			(2)
2006	184,000		24,000
2005	172,000	14,000	17,000
2004	168,000	20,000	9,000
Joe A. Durham
2006	91,000
2005	146,000	15,000	1,000
2004	146,000	10,000	1,000
Albert Koenig			(3)
2006	186,000		27,000
2005	136,000	16,000	28,000
2004	59,000	8,000	15,000
Joseph Vitale
2006
2005	163,000		9,000
2004	156,000		9,000

(1) Includes the following:		2006		2005	2004
	Auto	$12,000		$ -	$ -
	Medical	$ 3,000	`	$ 2,000	$ 2,000

(2) Includes the following:		2006		2005	2004
	Auto	$ 7,000		$ 7,000	$ 7,000
	Medical	$ 3,000	`	$ 2,000	$ 2,000
	Vacation	$14,000		$ 8,000	$ -

(3) Includes the following:		2006		2005	2004
	Auto	$10,000		$ 9,000	$ 4,000
	Medical	$ 1,000	`	$ 1,000	$ -
	Vacation	$16,000		$18,000	$11,000

The following table details, as of September 30, 2006, the number and value of option exercises and value of unexercised in-the-money options held by Daniel S. Tamkin, John A. Poserina, and Albert Koenig.

	Number of Shares Acquired On Exercise	Value Realized	Number of Underlying Unexercised Options Securities		Value of Unexercised In-The-Money Options(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel S. Tamkin			4,000	16,000	$	$
John A. Poserina			4,000	16,000	$	$
Albert Koenig			4,000	16,000	$	$

(1) Net value, calculated as the difference between the exercise price and the market price reported for January 24, 2007 ($1.72-bid, $1.75-ask ). Net value was below the exercise price of $2.50 per share.
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

In February 2005, the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Plan. The stock options are exercisable at $2.50 per share, which exercise price was above the market price at the time of grant.

The Company currently has issued and outstanding options to purchase 108,000 shares of its Common Stock, at an exercise price of $2.50 per share, to certain of its officers, Directors and employees. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 11. Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's outstanding Common Stock at
January 26, 2007 of (i) each beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's Directors, and (iii) all Officers and Directors of the Company as a group.

Common Stock Beneficially Owned At January 26, 2007

Name and Address of Beneficial Owner	Number of Shares	Percent of Shares
Firecom, Inc.(1)	1,352,544	25.97%
Heartland Advisors Inc. (2)	320,300	6.15%
Daniel S. Tamkin (3)	245,468	4.69%
John A. Poserina (4, 5)	52,334	nil
Mark I. Litwin (6)	5,000	nil
J. Ian Dalrymple (7)	5,000	nil
Harris Epstein (8)	5,000	nil
All Executive Officers and Directors as a Group (5) persons	312,802	5.94%

(1) Address is 3927 59th Street, Woodside, NY. On January 25, 2007, Firecom Inc. purchased, in a private transaction, 889,540 shares previously reported as owned by Genterra Inc. Mr. Paul Mendez is the Chairman of the Board of Directors and controlling shareholder of Firecom, and for purposes of Rule 13d-3 may be deemed the beneficial owner of such Shares deemed to be beneficially owned by Firecom. Thus, Mr. Mendez may be deemed, for purposes of Rule 13d-3, to be the beneficial owner of 1,352,544 Shares of the Issuer. Mr. Mendez has shared voting power over 1,352,544 Shares of the Issuer and he has shared dispositive power over 1,352,544 Shares. Mr. Mendez disclaims any economic interest or beneficial ownership of these Shares.

(2) Address is 789 N Water Street, Suite 500, Milwaukee, WI 53202

(3) Includes 20,000 shares of Common Stock issuable upon exercise of options granted by the Company. Address is 271 Madison Avenue, New York, NY 10016.

(4) Address is 209 Lafayette Drive, Syosset, NY 11791.

(5) Includes 20,000 shares of Common Stock issuable upon exercise of options granted by the Company.

(6) Address is 106 Avenue Road, Toronto, Ontario.

(7) Address is 3650 Victoria Park Avenue, Suite 200, Ontario.

(8) Address is 375 Sylvan Avenue, Suite 39, Englewood Cliffs, NJ

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits

(a) Exhibits

Exhibit No. Description of Exhibit

31.1  Certification of Daniel S. Tamkin pursuant to 18 U.S.C. Section 1350, as
  adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002   *

31.2 Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as
  adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002   *

32.1  Certification of Daniel S. Tamkin and John A. Poserina pursuant to Section
  906 of the Sarbanes-Oxley Act of 2002      *

- - --------

* filed herewith

Item 14. Principal Accountant Fees and Services

During Fiscal 2006 and Fiscal 2005, the Company retained its principal auditor, Marcum & Kliegman, LLP to provide services in the following categories and amounts:

	2005	2006
Audit Related Fees	$ 56,250	$ 82,000
Tax Fees	$ 23,000	$ 16,000
All Other Fees	$ 1,091	$ 13,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SYNERGX SYSTEMS INC.
                                    (Registrant)

                                     By: /s/ JOHN A. POSERINA
                                                            -----------------------------------
                                                            John A. Poserina,
                                                            Chief Financial Officer, Secretary
                                                            And Director(Principal Accounting and Financial Officer)

Dated: January 29, 2007