Form 10QSB
period 2006-12-31
SYNERGX SYSTEMS INC
filed 2007-02-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended___________December 31, 2006_______________________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number:    0-17580
SYNERGX SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

                   Delaware                                                              1-2941299           .
        (State or jurisdiction of incorporation or organization)                     (IRS employer identification Number)

209 Lafayette Drive, Syosset, New York 11791
(Address of Principal Executive Offices) (Zip code)

(516) 433-4700
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2007, 5,210,950 shares of Registrant’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes[ ] No[ X ]

INDEX

Part I - Financial Information (unaudited)                                                                                                                                                                   Page

    Item 1. Financial Statements.

    Condensed Consolidated Balance Sheet at December 31, 2006                                                                      3

    Condensed Consolidated Statements of Operations for the Three
       Months Ended December 31, 2006 and 2005                                                                                                   5

    Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended December 31, 2006 and 2005                                                                                        7

    Notes to the Condensed Consolidated Financial Statements                                                                          8

    Item 2. Management’s Discussion and Analysis or Plan of Operations                                                      14

    Item 3. Controls and Procedures                                                                                                                         18

Part II - Other Information

    Item 1. Legal Proceedings.                                                                                                                                    19

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.                                                          19

    Item 3. Defaults Upon Senior Securities.                                                                                                            19

    Item 4. Submission of Matters to a Vote of Security Holders.                                                                        19

    Item 5. Other Information.                                                                                                                                     19

    Item 6. Exhibits                                                                                                                                                        19

    Signatures                                                                                                                                                                20

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
December 31,
2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$261,786
Accounts receivable, principally trade, less allowance
for doubtful accounts of $352,685	5,437,819
Inventories, net	2,332,138
Deferred taxes	575,500
Prepaid expenses and other current assets	244,498
Income Tax Receivable	82,936

TOTAL CURRENT ASSETS	8,934,677

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $1,658,744	786,044

OTHER ASSETS	207,629

DEFERRED TAXES	3,600

TOTAL ASSETS	$9,931,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
December 31,
2006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - current portion	$25,898
Accounts payable and accrued expenses	1,499,099
Deferred revenue	927,846

TOTAL CURRENT LIABILITIES	2,452,843

Note payable to bank	1,351,753
Notes payable - less current portion	83,591

TOTAL LIABILITIES	3,888,187

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,211
Additional Paid in Captal	6,811,847
Accumulated deficit	(773,295)

TOTAL STOCKHOLDERS' EQUITY	6,043,763

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,931,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended December 31,
	2006	2005
Product sales	$2,322,223	$2,283,570
Subcontract sales	107,189	122,897
Service revenue	1,225,683	1,191,593
Total revenues	3,655,095	3,598,060

Cost of product sales	1,434,479	1,741,566
Cost of subcontract sales	86,160	92,905
Cost of service revenue	718,457	705,379
Selling, general and administrative	1,477,432	1,310,672
Depreciation and amortization	40,023	33,805
Total operating expenses	3,756,551	3,884,327

(Loss) from operations	(101,456)	(286,267)

Other expenses:
Interest expense	(24,870)	(33,614)
(Loss) on equity investment	0	(25,000)
	(24,870)	(58,614)

(Loss) before (benefit) for income taxes	(126,326)	(344,881)

(Benefit) provision for income taxes:
Current	2,000	(131,000)
Deferred	(59,000)	(10,000)

	(57,000)	(141,000)

(Loss) from continuing operations	($69,326)	($203,881)

Discontinued operations (Note 7):
(Loss) from discontinued operations	0	(65,380)
Current income tax (benefit)	0	(22,000)

(Loss) income from discontinued operations	0	(43,380)

Net (loss)	($69,326)	($247,261)

(Loss) Per Common Share:
Basic (loss) income from continuing operations	($0.01)	($0.04)
Basic (loss) income from discontinued operations		($0.01)
Basic (loss) income Per Share	($0.01)	($0.05)

Diluted (loss) income from continuing operations	($0.01)	($0.04)
Diluted (loss) income from discontinued operations		($0.01)
Diluted (loss) income Per Share	($0.01)	($0.05)

Weighted average number of common shares outstanding	5,210,950	5,192,327

Weighted average number of common and dilutive
common share equivalents outstanding	5,210,950	5,192,327

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
For the Three Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net (Loss) income from continuing operations	$(69,326)	$(203,881)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization *	46,473	33,805
Deferred tax (benefit)	(59,000)	(10,000)
Share-based compensation	7,857
Loss on equity investment		25,000
Changes in operating assets and liabilities:
Accounts receivable, net	580,929	1,321,820
Inventories	(291,698)	(345,602)
Prepaid expenses and other current assets	(31,587)	53,871
Income Tax Receivable	(936)
Other assets	(547)	(747)
Accounts payable and accrued expenses	(575,983)	(551,831)
Deferred revenue	23,412	265,488
Net cash (used in) provided by continuing operations	(370,406)	587,923
Net cash provided by operating activities of discontinued operation	0	42,973

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(370,406)	630,896

INVESTING ACTIVITIES
Purchases of property and equipment	(56,555)	(129,097)

Net cash (used in) continuing operations	(56,555)	(129,097)
Net cash (used in) discontinued operations		(24,878)

NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES	(56,555)	(153,975)

FINANCING ACTIVITIES
Principal payments on notes payable	(6,742)	(11,887)
Payments and proceeds from note payable bank - net	422,581	(222,996)
Proceeds from exercise of stock options and warrants		9,203

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	415,839	(225,680)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,122)	251,241

Cash and cash equivalents at beginning of period	272,908	465,650

Cash and cash equivalents at end of period	$261,786	$716,891

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$3,100	$42,511
Interest	$22,797	$27,076

NON-CASH INVESTING AND FINANCING ACTIVITIES
Included in the three months ended Decemberr 31, 2005, was the purchase of equipment for $25,559 through financing

* Depreciation of $6,450 and $2,150 is included in cost of product sales for the years ended December 31, 2006 and 2005, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2006.

2. Revenue Recognition

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were $103,000 at December 31, 2006 and have been included in other current assets. Billings in excess of costs and estimated profits were $138,000 at December 31, 2006 and have been included in deferred revenue. Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

4. INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and, at December 31, 2006 reflects an inventory allowance of $392,000 with respect to slow moving or obsolete items.

5. NOTE PAYABLE BANK

The Company has a $3 million revolving credit facility with TD Banknorth (the “Credit Facility”). The Credit Facility carries an annual interest rate of prime plus ¼% on outstanding balances (8.50% at December 31, 2006). On December 26, 2006, the credit facility was extended to expire in January 2008. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At December 31, 2006, the full amount of the Credit Facility was available under the borrowing base calculation and $1,351,753 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2006 the Company was not in default with any of its financial covenants.

6. STOCK OPTIONS

In March 2004, the Company and its stockholders adopted a nonqualified stock option plan (“2004 Plan”), which will expire March 10, 2009, except as to options outstanding under a prior 1997 Plan. Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the options are granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of the Company’s issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 2004 Plan are to be reduced by options outstanding under the prior 1997 nonqualified stock option plan.

Effective October 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), disclosure requirements of SFAS No. 123R, “Accounting for Share-Based Payment Compensation,” using the modified-prospective-transition method for stock options and similar equity instruments (collectively, “Options”) issued to employees. As a result, the Company’s income before taxes for the three months ended December 31,

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2006 is $7,857 lower than if it had continued to account for the share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25.

The Company has $80,480 of stock based compensation expense remaining to be expensed over the period January 2007 through February 2010.

A summary of the option activity under the plan as of December 31, 2006, and changes during the three months ended December 31, 2006 is presented below:

Options

	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding October 1, 2006	108,000	$2.50	3.5 Yrs	--
Granted	-
Exercised	-
Outstanding December 31, 2006	108,000	$2.50	3.2 Yrs	--
Exercisable at December 31, 2006	21,600	$2.50	3.2 Yrs	--

A summary of the option activity of nonvested shares at December 31, 2006, and changes during the three months ended December 31, 2006 is presented below:

	2006	Weighted Average Grant Date Fair Value
Nonvested at October 1, 2006	86,400	$1.21
Vested	-
Forfeited	-
Nonvested at December 31, 2006	86,400	$1.21

In February 2005, the Board of Directors approved a grant of 130,000 stock options with a fair market value of $157,094 to certain employees, officers and directors of the Company under the 2004 Plan. In 2005, 22,000 stock options expired due to the retirement of certain employees. The stock options vest ratably over five years and are exercisable at $2.50 per share, which exercise price was above the market price at the time of grant. There were no stock options granted during the three months ended December 31, 2006.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Black-Scholes option valuation model was used to estimate the fair value of the options granted during the year ended September 30, 2005. There were no options granted to employees during the year ended September 30, 2006 or for the three months ended December 31, 2006. The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for the year ended September 30, 2005 were as follows:

Assumptions:
Risk-free interest rate 3.58%
Dividend 0
Expected life in years 5 years
Expected volatility 84%

As permited under Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standard Board Intrepretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and interpretation of APB No. 25 for the periods up to and including September 30, 2006 no stock-based employee compensation cost is reflected in net income for the periods prior to October 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for periods prior to October 1, 2006.
Three Months Ended December 31, 2005
Net (Loss)	$(247,261)
Less: Fair Value of Options issued to employees and directors, net of income tax	(4,713)
Pro Forma Net (loss)	$(251,974)
Weighted Average Basic Shares	5,192,327
Weighted Average Diluted Shares	5,192,327
Basic Net Loss Per Share as Reported	$(.05)
Basic Pro Forma Net Loss per share	$(.05)
Diluted Net Loss Per Share as Reported	$(.05)
Diluted Pro Forma Net Loss per share	$(.05)

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. DISCONTINUED OPERATIONS

On May 31, 2006, the Company’s wholly owned subsidiary, General Sound (Texas) Company (“General Sound”) that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company. The operations of General Sound are reported as discontinued for all periods presented in the Condensed Consolidated Financial Statements. Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment, and goodwill, resulting in a gain of $197,901. The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space. General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities, which have substantially been paid as of December 31, 2006.

The results of the discontinued operations for the three months ended December 31, 2005 are as follows:

Sales	$643,123
Cost of Sales	485,934
Operating expenses	222,569
Operating (loss) before taxes	$(65,380)

Item 2. Management's Discussion and Analysis or Plan of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $3 million revolving credit facility with TD Banknorth (the “Credit Facility”). This Credit Facility carries an interest rate of prime plus ¼% and expires January 1, 2008. Advances under the Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2006, the Company was not in default with any of its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At December 31, 2006, $1,351,753 was owed under the Credit Facility.

Net cash used in continuing operations for the three months December 31, 2006 amounted to $370,406 as compared to cash being provided by operations of $587,923 for the comparable prior year. The decrease in cash provided by operations was primarily due to a $741,000 reduction in the net amount of accounts receivable collected compared to collections in the 2005 period. The 2005 period also benefited from a $265,000 increase in deferred revenue. The increase in deferred revenue relates to a change in billing for service contracts to a quarterly basis rather than a monthly basis.

In 2005, there was a net cash inflow of $43,000 provided by discontinued operations that resulted primarily from collection of trade receivables, which funded the decline in business in 2005 of the discontinued operation and funded the pay-down of accounts payable.

In 2006, the net cash outflow of $370,406 from continuing operations along with equipment purchases of $56,555 was funded by $422,581 of additional bank borrowing.

The ratio of the Company’s current assets to current liabilities increased to approximately 3.64 to 1 at December 31, 2006 compared to 3.16 to 1 at December 31, 2005. The increase in the current ratio is due to a $642,000 reduction in current liabilities to $2.5 million at December 31, 2006. This reduction is attributed to a $588,000 reduction of accounts payable and accrued expenses to $1.5 million at December 31, 2006 compared to $2.1 million at December 31, 2005.

Item 2. Management's Discussion and Analysis or Plan of Operations

Results of Operations

Revenues and Gross Profit

	Three Months Ended
	December 31,
	2006		2005
	(In thousands of dollars)
Product Revenue	$2,322		$2,284
Subcontract Revenue	107		123
Service Revenue	1,226		1,191
Total Revenue	$3,655		$3,598

Gross Profit Product	$888		$542
Gross Profit Subcontract	21		30
Gross Profit Service	507		486
Total Gross Profit	$1,416		$1,058

Gross Profit Product % Gross Profit Subcontract %	38 20	% %	24 24	% %
Gross Profit Service %	41%		41%
Total Gross Profit %	39%		29%

Revenues

The Company's product revenues increased 2% during the three months ended December 31, 2006 to $2,322,000 compared to $2,284,000 for the prior year period.

Subcontract revenue decreased during the current three month period to $107,000 from $123,000 in the comparable prior year period. The Company was responsible for various small electrical installations during both the 2006 and 2005 periods.

Service revenues increased 3% during the current three month period primarily due to an increase in service contract revenue related to higher fees on renewal of contracts in 2006.

2. Management's Discussion and Analysis or Plan of Operations

Gross Profit

Gross profit on product revenues for the three months ended December 31, 2006, increased 59% to $888,000 compared to $542,000 for the prior year period. The improvement in absolute gross profit margin and gross margin percentage was primarily related to a shift in product mix to better margin products, savings from employee reductions and the absence of severance costs that burdened the 2005 period.

Gross profit related to subcontract revenues for the three months ended December 31, 2006 decreased in absolute terms due to the decline in revenue related to electrical installation. In addition, the gross profit percentage was lower during the three months of 2006 as mark ups on electrical installations were lower than the prior year period.

Gross profit from service revenues increased during the three months ended December 31, 2006 primarily due to additional revenue from service contracts in 2006.

Income Before Tax

The decrease in loss before income taxes during the three months ended December 31, 2006 was due to an increase in gross profit from product and service revenues (noted above) while the 2005 period was impacted by severance payments. The increase in gross profit was partially offset by an increase in selling, general and administrative expenses of $167,000, or 13%, primarily due to $96,000 of investment banking and legal expenses related to exploring strategic options. Interest expense decreased during 2006 due to lower borrowing levels in 2006. For 2005, the Company also recorded a loss of $25,000 on its equity in the operating loss of Secure 724 LP, which investment was fully impaired in September 2006.

Tax Provision

The Company’s deferred income tax benefit represents the benefit from a net operating loss in the current period as it relates to federal, state and local income taxes.

Discontinued Operations

On May 31, 2006, the Company’s wholly owned subsidiary, General Sound (Texas) Company (“General Sound”) that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company. Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment, and goodwill resulting in a gain of $197,901. The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space. General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities which have substantially been paid as of December 31, 2006.

The operations of General Sound are reported as discontinued for all periods presented in the accompanying Condensed Consolidated Financial Statements.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

The results of the discontinued operations for the three months ended December 31, 2005 are as follows:

                                             2005
    Sales                                                                                                          $643,123
    Cost of Sales                                                                                              485,934
    Operating expenses                                                                                  222,569
    Operating (loss) before taxes                                                                 $ 65,380

Product Order Position

The Company’s order position, excluding service contracts, at December 31, 2006 was $7,500,000 as compared to $8,000,000 at September 30, 2006 and $7,900,000 at December 31, 2005. However, as a result of the receipt of new orders for transit projects in January 2007, the Company’s order position at January 31, 2007 was $12,400,000. The order position at December 31, 2005 has been adjusted to exclude the discontinued operations. This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures. At the period end of this Quarterly Report on Form 10-QSB, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the quarter covered by this report, that:

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified.

That Company’s disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to the Company’s management, and made known to the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the period covered by this Quarterly Report.

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
Date: February 13, 2007