Form 10QSB
period 2007-03-31
SYNERGX SYSTEMS INC
filed 2007-05-15
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal quarter ended                                                           March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission file number ________________0-17580__________________________

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

(516) 433-4700
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No[  ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)        Yes [  ]   No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2007, 5,210,950 shares of Registrant’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ]   No   [ X ]

INDEX

Part I - Financial Information (unaudited)  Page

Item 1. Financial Statements.

Condensed Consolidated Balance Sheet at March 31, 2007                                                                   3

Condensed Consolidated Statements of Operations for the Three
And Six Months Ended March 31, 2007 and 2006                                                                                    5

Condensed Consolidated Statements of Cash Flows for the Three
And Six Months Ended March 31, 2007 and 2006                                                                                    7

Notes to the Condensed Consolidated Financial Statements                                                                 8

Item 2. Management’s Discussion and Analysis or Plan of Operations                                             13

Item 3. Controls and Procedures                                                                                                                17

Part II - Other Information

Item 1. Legal Proceedings.                                                                                                                          17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                 17

Item 3. Defaults Upon Senior Securities                                                                                                   17

Item 4. Submission of Matters to a Vote of Security Holders                                                               17

Item 5. Other Information                                                                                                                            17

Item 6. Exhibits                                                                                                                                             17

Signatures                                                                                                                                                     18

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
March 31,
2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$298,723
Accounts receivable, principally trade, less allowance
for doubtful accounts of $350,035	5,193,162
Inventories, net	2,294,614
Deferred taxes	432,300
Prepaid expenses and other current assets	784,126
Income Tax Receivable	82,000
Note Receivable	73,455

TOTAL CURRENT ASSETS	9,158,380

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $1,706,642	831,493

OTHER ASSETS	82,717

DEFERRED TAXES	99,800

TOTAL ASSETS	$10,172,390

See accompanying Notes to the Condensed Consolidated Financial Statements

3

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
March 31,
2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable to bank	$1,392,865
Notes payable - current portion	24,624
Accounts payable and accrued expenses	1,859,124
Deferred revenue	920,522

TOTAL CURRENT LIABILITIES	4,197,135

Notes payable - less current portion	78,088

TOTAL LIABILITIES	4,275,223

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,209
Additional Paid in Captal	6,819,708
Accumulated deficit	(927,750)
TOTAL STOCKHOLDERS' EQUITY	5,897,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,172,390

See accompanying Notes to the Condensed Consolidated Financial Statements

4

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended March 31,
	2007	2006

Product sales	$2,718,668	$2,382,832
Subcontract sales	59,511	180,388
Service revenue	1,285,596	1,278,042
Total revenues	4,063,775	3,841,262

Cost of product sales	2,103,219	1,756,084
Cost of subcontract sales	48,227	147,735
Cost of service revenue	699,632	645,416
Selling, general and administrative	1,321,570	1,279,370
Depreciation and amortization	41,523	23,888

Total operating expenses	4,214,171	3,852,493

(Loss) from operations	(150,396)	(11,231)

Other income (expenses):
Interest expense	(39,732)	(19,965)
Gain/(loss) on equity investment	82,673	(17,000)

	42,941	(36,965)

(Loss) before (benefit) from income taxes	(107,455)	(48,196)

(Benefit) provision for income taxes:
Current	0	(18,000)
Deferred	47,000	(4,000)

	47,000	(22,000)

Income (Loss) from continuing operations	(154,455)	(26,196)

Discontinued operations (Note 7):
(Loss) from discontinued operations		(69,474)
Income tax (benefit)		(22,000)

(Loss) from discontinued operations		(47,474)

Net (Loss)	$(154,455)	$(73,670)

(Loss) Per Common Share
Basic (loss) from continuing operations	$(0.03)	$0.00
Basic (loss) from discontinued operations	$0.00	$(0.01)
Basic (loss) Per Share	$(0.03)	$(0.01)

Diluted (loss) from continuing operations	$(0.03)	$0.00
Diluted (loss) from discontinued operations	$0.00	$(0.01)
Diluted (loss) Per Share	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	5,210,950	5,210,950

Weighted average number of common and dilutive
common share equivalents outstanding	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements		5

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six months ended March 31,
	2007	2006

Product sales	$5,040,891	$4,666,402
Subcontract sales	166,700	303,285
Service revenue	2,511,279	2,469,635
-
Total revenues	7,718,870	7,439,322
-

Cost of product sales	3,537,698	3,488,439
Cost of subcontract sales	134,387	240,640
Cost of service revenue	1,418,089	1,350,795
Selling, general and administrative	2,799,002	2,590,042
Depreciation and amortization	81,546	66,904
-
Total operating expenses	7,970,722	7,736,820

(Loss) from operations	(251,852)	(297,498)

Other income (expenses):
Interest expense	(64,602)	(53,579)
Gain/(loss) on equity investment	82,673	(48,538)
-
	18,071	(102,117)
-

(Loss) before (benefit) from income taxes	(233,781)	(399,615)
-
(Benefit) provision for income taxes:
Current	2,000	(139,000)
Deferred	(12,000)	(24,000)
-
	(10,000)	(163,000)
-		-
(Loss) from continuing operations	$(223,781)	$(236,615)

Discontinued operations (Note 7):
(Loss) from discontinued operations		$(128,316)
Current income tax (benefit)		($44,000)
-
(Loss) from discontinued operations		($84,316)

Net (loss)	$(223,781)	$(320,931)

(Loss) Per Common Share:
Basic (loss) from continuing operations	$(0.04)	$(0.04)
Basic (loss) from discontinued operations	$0.00	$(0.02)
Basic (loss) Per Share	$(0.04)	$(0.06)

Diluted (loss) from continuing operations	$(0.04)	$(0.04)
Diluted (loss) from discontinued operations	$0.00	$(0.02)
Diluted (loss) Per Share	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	5,210,950	5,201,639

Weighted average number of common and dilutive
common share equivalents outstanding	5,210,950	5,201,639

See accompanying Notes to the Condensed Consolidated Financial Statements
		6

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Six Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(223,781)	$(236,615)
Adjustments to reconcile net (loss) net cash
provided by operating activities:
Depreciation and amortization *	95,796	85,326
Deferred tax (benefit)	(12,000)	(14,000)
Share-based compensation	15,716
Gain on sale of equity investment	(82,673)
Loss on equity investment		48,538
Changes in operating assets and liabilities:
Accounts receivable, net	825,586	1,175,876
Inventories	(254,174)	(199,965)
Prepaid expenses and other current assets	(446,215)	(208,376)
Other assets	(635)	14,069
Accounts payable and accrued expenses	(215,958)	(707,627)
Deferred revenue	16,088	97,383

Net cash (used in) provided by continuing operations	(282,250)	54,609
Net cash provided by operating activities of discontinued operation	0	47,233

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(282,250)	101,842

INVESTING ACTIVITIES
Proceeds from sale of equity investment	9,218
Purchases of property and equipment	(151,327)	(261,555)

NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES	(142,109)	(261,555)

FINANCING ACTIVITIES
Principal payments on notes payable	(13,519)	(20,569)
Payments and proceeds from note payable bank - net	463,693	(47,740)
Proceeds from exercise of stock options and warrants		9,203

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	450,174	(59,106)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,815	(218,819)

Cash and cash equivalents at beginning of period	272,908	465,650

Cash and cash equivalents at end of period	$298,723	$246,831

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$4,700	$44,361
Interest	$66,613	$53,579

NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable in amount of $73,455 obtained in consideration for sale of equity investment .

Included in the six months ended March 31, 2006, was the purchase of equipment for $79,354 through financing.

* Depreciation of $14,250 and $18,422 is included in cost of product and service sales for the six monthsended March 31, 2007 and 2006, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements		7

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2006.

2. Revenue Recognition

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual). Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent. Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting. The effects of changes in contract terms are reflected in the accounting period in which they become known. Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits. Costs and estimated profits in excess of billing were $99,000 at March 31, 2007 and have been included in other current assets. Billings in excess of costs and estimated profits were $148,000 at March 31, 2007 and have been included in deferred revenue. Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

4. INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and, at March 31, 2007 reflects an inventory allowance of $392,000 with respect to slow moving or obsolete items.

5. NOTE PAYABLE BANK

The Company has a $3 million revolving credit facility with TD Banknorth (the “Credit Facility”). The Credit Facility carries an annual interest rate of prime plus ¼% on outstanding balances (8.50% at March 31, 2007). On December 26, 2006, the credit facility was extended to expire on January 31, 2008. The Company intends to extend or refinance the credit facility by its expiration date. In view of the Company’s ample working capital collateral, which is far in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries. Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories, as defined in the agreement.

At March 31, 2007, the full amount of the Credit Facility was available under the borrowing base calculation and $1,392,865 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2007 the Company was in compliance with its financial covenants.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended March 31, 2007 10,000 stock options were granted at an exercise price of $1.70 per share.

Effective October 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Share-Based Payment Compensation,” (Revised 2004), disclosure requirements of SFAS No. 123R, using the modified-prospective-transition method for stock options and similar equity instruments (collectively, “Options”) issued to employees. As a result, the Company’s loss before taxes for the six months ended March 31, 2007 is $15,716 higher than if it had continued to account for the share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25.

The Company has $83,636 of stock based compensation expense remaining to be expensed over the period April 2007 through January 2012.

A summary of the option activity under the plan as of March 31, 2007 and changes during the six months ended March 31, 2007 are presented below:

Options

	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Outstanding October 1, 2006	108,000	$2.50	3.4 Yrs	-0-
Granted	10,000	1.70	4.8 Yrs	-0-
Forfeited	(4,000)	2.50	2.9 Yrs	-0-
Outstanding March 31, 2007	114,000	2.43	3.1 Yrs	-0-
Exercisable at March 31, 2007	41,600	2.50	2.9 Yrs	-0-

A summary of the option activity of nonvested shares at March 31, 2007, and changes during the six months ended March 31, 2007 is presented below:

	2007	Weighted Average Grant Date Fair Value
Nonvested at October 1, 2006	86,400	$1.21
Vested	(20,800)	1.21
Granted	10,000	1.70
Forfeited	(3,200)	1.21
Nonvested at March 31, 2007	72,400	$1.28

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Black-Scholes option valuation model was used to estimate the fair value of the options granted. During the six months ended March 31, 2007, 10,000 stock options were granted to employees at an exercise price $1.70 The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for 2007 are as follows:

                                    March 31, 2007
    Assumptions:
    Risk-free interest rate                     4.77%
    Dividend                               0
    Expected life in years                     5 years
    Expected volatility                       154%

As permitted under Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standard Board Intrepretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and interpretation of APB No. 25 for the periods up to and including September 30, 2006. No stock-based employee compensation cost is reflected in net income for the periods prior to October 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for periods prior to October 1, 2006.

	March 31, 2006
	Three Months	Six Months
Net (Loss)	$(36,705)	$(320,931)
Less: Fair Value of Options issued to employees and directors, net of income tax	(4,713)	(9,426)
Pro Forma Net (loss)	$(41,418)	$(330,357)

Weighted Average Basic Shares	5,210,950	5,201,639
Weighted Average Diluted Shares	5,210,950	5,201,639

Basic Net Loss Per Share as Reported	$(.01)	$(.06)
Basic Pro Forma Net Loss per share	$(.01)	$(.06)

Diluted Net Loss Per Share as Reported	$(.01)	$(.06)
Diluted Pro Forma Net Loss per share	$(.01)	$(.06)

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. NOTE RECEIVABLE

The Company had a 25% equity investment in and loans to Secure 724 LP which were determined to be impaired at September 30, 2006 and a charge of $377,264 was recorded to fully reserve for recovery of these investments. In March 2007, the company sold its entire interest in Secure 724 LP to Avante Security (the general managing partner of Secure 724 LP) for a consideration of $82,673. The Company received cash of $9,218 and $73,455 of a note receivable on the closing date. The note is payable with interest beginning April 30, 2007 with principal payments of $3,673 per month through August 31, 2007 and a final payment of $55,090 at September 30, 2007. The notes are secured by the assets of the buyer. Total sale proceeds of $82,673 were recorded as a gain on sale of equity investment during the three and six months ending March 31, 2007.

The sales agreement also provides for an additional variable payment based on sales of Secure 724 LP product up to a maximum additional payment of $73,455 (total consideration together with the cash and a note of $156,128). This additional payment, if any, will be earned when, as, and if Secure 724 LP generates revenues.

8. DISCONTINUED OPERATIONS

On May 31, 2006, the Company’s wholly owned subsidiary, General Sound (Texas) Company (“General Sound”) that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company. The operations of General Sound are reported as discontinued for all periods presented in the Condensed Consolidated Financial Statements. Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment, and goodwill, resulting in a gain of $197,901. The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space. General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities, which have substantially been paid as of March 31, 2007.

The results of the discontinued operations for the three and six months ended March 31, 2006 are as follows:

	March 31, 2006
	Three Months	Six Months
Sales	$529,634	$1,172,757
Cost of Sales	350,756	836,690
Operating expenses	248,352	464,383
Operating (loss) before taxes	($69,474)	($128,316)

Item 2. Management's Discussion and Analysis or Plan of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $3 million revolving credit facility with TD Banknorth (the “Credit Facility”). This Credit Facility carries an interest rate of prime plus ¼% and expires January 1, 2008. Advances under the Credit Facility are measured against a borrowing base calculated on eligible trade receivables and inventories as defined. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2007, the Company was in compliance with its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation. At March 31, 2007, $1,392,865 was owed under the Credit Facility.

Net cash used in continuing operations for the six months March 31, 2007 amounted to $282,000 as compared to cash being provided by continuing operations of $55,000 for the comparable prior year period. The decrease in cash provided by operations was primarily due to a $350,000 reduction in the net amount of accounts receivable collected compared to collections in the 2006 period.

In 2006, there was a net cash inflow of $47,000 provided by the discontinued operations that resulted primarily from collection of trade receivables, which funded the decline in business in 2006 of the discontinued operation and funded the pay-down of accounts payable.

In 2007, the net cash outflow of $282,000 from continuing operations along with equipment purchases of $151,000 was funded by $464,000 of additional bank borrowing.

The ratio of the Company’s current assets to current liabilities decreased to approximately 2.18 to 1 at March 31, 2007 compared to 3.43 to 1 at March 31, 2006. The decrease in the current ratio is due to our bank debt being a current liability at March 31, 2007 and a non-current liability at March 31, 2006. Had the bank debt been a non-current liability at March 31, 2007 the ratio of current assets to current liabilities would have been 3.26 to 1. Excluding the classification of our bank debt to a current liability, working capital would have been $6.4 million (a non-GAAP measurement, see table below) at March 31, 2006. This decline is attributed to funding operations without an increase in bank debt since March 31, 2006. The Company expects to extend or refinance its bank loan before its maturity on January 31, 2008. In view of the Company’s ample working capital collateral, which is in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary. The Company anticipates that its existing capital resources (including working capital of $6.4 million at March 31, 2007, a non-GAAP measurement see table below) and funds expected to be received from operations will be sufficient to satisfy its cash flow requirements through March 31, 2008.

A reconciliation on Non-GAAP working capital and current ratio at March 31, 2007 is as follows:

.
	Current Assets	Current Liabilities	Working Capital	Current Ratio
As reported under GAAP	$9,158,380	$4,197,135	$4,961,245	2.18 to 1
Reclassification of Bank Debt		(1,392,865)	1,392,865
Non-GAAP measurement	$9,158,380	$2,804,270	$6,354,110	3.26 to 1
.

Item 2. Management's Discussion and Analysis or Plan of Operations

Results of Operations

Revenues and Gross Profit

	Three Months Ended				Six Months Ended
	March 31, March 31,
	2007		2006		2007		2006
	(In thousands of dollars)

Product Revenue	$2,719		$2,383		$5,041		$4,666
Subcontract Revenue	60		180		167		303
Service Revenue	1,285		1,278		2,511		2,470
Total Revenue	$4,064		$3,841		$7,719		$7,439

Gross Profit Product	616		627		1,503		1,178
Gross Profit Subcontract	12		32		33		62
Gross Profit Service	585		633		1,093		1,119
Total Gross Profit	$1,213		$1,292		$2,629		$2,359

Gross Margin Product % Gross Margin Subcontract%	23 20	% %	26 18	% %	30 20	% %	25 20	% %
Gross Margin Service %	46%		50%		44%		45%

Revenues

The Company's product revenues during the three and six months ended March 31, 2007 increased 14% and 8% from the respective 2006 periods. These increases in product revenues primarily resulted from higher shipments with respect to audio visual products for several large projects that where booked and released for shipment during the current quarter.

Subcontract revenue decreased during the current three and six month periods as the Company was responsible for fewer small electrical installation projects in the 2007 periods.

Service revenues increased 1% and 2% respectively during the three and six month periods of 2007. The increase in both periods is due to an increase in service contract revenue related to higher fees on renewal of contracts compared to the prior year periods.

Item 2. Management's Discussion and Analysis or Plan of Operations

Gross Profit

Gross profit on product revenues for the three months ended March 31, 2007 decreased compared to the respective 2006 period notwithstanding increased revenues. The small decline in absolute gross profit margin and the 3% decrease in gross margin percentage is primarily related to a shift in product mix to lower margin sales of audio visual and transit projects in 2007. Gross profit on product revenues for the six months ended March 31, 2007 increased 28% to $1,503,000. This improvement is attributed to higher product revenues and related gross profit and from the absence of severance costs that burdened the 2006 period. While recent audio-visual and transit projects do involve a lower gross profit percent than the Company’s product mix over the last few years (which was weighted more to life safety), the Company has not yet begun to benefit from the greater revenue levels commensurate with its increased order position which should result in stronger gross margin dollars, notwithstanding the lower gross profit percent.

Gross profit related to subcontract revenues for the three and six months ended March 31, 2007, decreased in absolute terms due to the decrease in revenue related to electrical installation during these periods.

Gross profit on service revenues for the three and six months ended March 31, 2007, primarily decreased due to additional outside development costs that were incurred to upgrade the Company’s proprietary Comtrak fire alarm system which amounted to $18,000 and $36,000 for the respective three and six months periods in 2007.

Loss from Operations

The $139,000 increase in loss from operations during the three months ended March 31, 2007 is primarily due to $79,000 of lower gross profit margin compared to the prior year period (noted above), from a increase of $42,000 in selling, general & administrative costs primarily related to additional costs of implementing the Company’s new computer system, and from higher depreciation primarily related to the new computer system. The $46,000 decrease in loss from operations during the six months ended March 31, 2007, is due to a $270,000 improvement in gross profit margin compared to the prior year period. The improvement is primarily attributed to higher products revenues and related gross margin. This improvement in gross profit margin was partially offset by an increase in selling, general, and administrative expenses of $209,000 which includes $96,000 of investment banking and legal expenses related to exploring strategic options and $61,000 of additional costs to implement the Company’s new computer operating system. Depreciation expense also increased for the six months of 2007 and is related to the improvements to the Company’s computer operating system.

Interest expense increased during 2007 due to the effect of both higher interest rates and higher borrowing levels.

For the three and six month periods of 2007, the Company recorded a gain of $82,673 on the sale of its investment in Secure 724 LP, which investment was fully impaired in September 2006. In contrast, during the three and six months of 2006, the Company recorded a loss of $17,000 and $49,000, respectively, on its share in the operating loss of Secure 724 LP.

Item 2. Management's Discussion and Analysis or Plan of Operations

Tax Provision

The Company’s deferred income tax expense (benefit) for the 2007 three and six months periods is net of an $80,000 valuation reserve regarding future tax benefits to be realized from the losses of Secure 724 LP. The Company’s current income tax benefit represents the benefit from a net operating loss in the current period as it relates to federal, state and local income taxes.

Discontinued Operations

On May 31, 2006, the Company’s wholly owned subsidiary, General Sound (Texas) Company (“General Sound”) that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company. Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment, and goodwill resulting in a gain of $197,901. The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space. General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities which have substantially been paid as of March 31, 2007.

The operations of General Sound are reported as discontinued for all periods presented in the accompanying Condensed Consolidated Financial Statements.

The results of the discontinued operations for the three and six months ended March 31, 2006 are as follows:

	Three Months	Six Months
	2006	2006
Sales	$529,634	$1,172,757
Cost of Sales	350,756	836,690
Operating expenses	248,352	464,383
Operating (loss) before taxes	$(69,474)	$(128,316)

Order Position

The Company’s order position, excluding service, at March 31, 2007 was $13,300,000 as compared to $8,000,000 at September 30, 2006 and $7,700,000 at March 31, 2006. The high order position at March 31, 2007 resulted from the Company receiving new orders for transit projects. The order position at March 31, 2006 has been adjusted to exclude the discontinued operations. This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released. While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase. Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant’s Annual Meeting of Stockholders was held on March 28, 2007. At the meeting, Stockholders considered and voted upon:

(1)	the election of seven (7) directors to Synergx’s Board of Directors,

(2)	the selection of Marcum & Kliegman LLP as Synergx’s independent auditiors for the fiscal year ending September 2007

The seven nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.

MATTER	FOR	AGAINST	ABSTAINED
Daniel Tamkin	4,655,048	67,469
John Poserina	4,655,090	67,427
J. Ian Dalrymple	4,697,395	25,122
Mark I. Litwin	4,495,095	227,422
Harris Epstein	4,698,895	23,622
Peter Barotz	4,496,395	226,122
Orhan Sadik-Khan	4,494,895	227,622

Auditors	4,686,941	34,510	1,066

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
Date: May 14, 2007