Form 10QSB
period 2007-06-30
SYNERGX SYSTEMS INC
filed 2007-08-10
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended___________June 30, 2007_______________________

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from                                         to

             Commission file number_____________0-17580__________________________

SYNERGX SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

 _____________ Delaware                                                                                        1-2941299
(State or jurisdiction of incorporation or organization)      (IRS employer identification Number)

209 Lafayette Drive, Syosset, New York                 11791
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  August 10, 2007,  5,210,950 shares of Registrant’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)                                Yes[    ]        No[ X ]

INDEX

Part I – Financial Information (unaudited)                                                                                                                                          Page

             Item 1.  Financial Statements.

             Condensed Consolidated Balance Sheet at June 30, 2007                                                                                                        3

             Condensed Consolidated Statements of Operations for the Three
                   and Nine Months Ended June 30, 2007 and 2006                                                                                                                 5

            Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended June 30, 2007 and 2006                                                                                                                          7

             Notes to the Condensed Consolidated Financial Statements                                                                                                  8

             Item 2.  Management’s Discussion and Analysis or Plan of Operations                                                                             13

             Item 3.   Controls and Procedures                                                                                                                                               17

Part II – Other Information

             Item 1.  Legal Proceedings.                                                                                                                                                          17

             Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                                                                17

             Item 3.  Defaults Upon Senior Securities.                                                                                                                                  17

             Item 4.  Submission of Matters to a Vote of Security Holders.                                                                                              17

             Item 5.  Other Information.                                                                                                                                                           17

             Item 6.  Exhibits                                                                                                                                                                              18

             Signatures                                                                                                                                                                                       20

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30,
2007
ASSETS

CURRENT ASSETS
Cash	$306,778
Accounts receivable, principally trade, less allowance
for doubtful accounts of $350,035	4,518,576
Inventories, net	3,806,161
Deferred taxes	562,500
Prepaid expenses and other current assets	930,907
Income Tax Receivable	82,000
Note Receivable	66,110

TOTAL CURRENT ASSETS	10,273,032

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $1,754,540	826,152

OTHER ASSETS	82,629

DEFERRED TAXES	20,600

TOTAL ASSETS	$11,202,413

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30,
2007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable to bank	$1,729,084
Notes payable - current portion	23,381
Accounts payable and accrued expenses	2,643,207
Deferred revenue	905,750

TOTAL CURRENT LIABILITIES	5,301,422

Notes payable - less current portion	72,549

TOTAL LIABILITIES	5,373,971

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,209
Additional Paid in Captal	6,827,565
Accumulated deficit	(1,004,332)

TOTAL STOCKHOLDERS' EQUITY	5,828,442

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,202,413

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended June 30,
	2007	2006

Product sales	$2,867,969	$2,455,869
Subcontract sales	60,900	126,782
Service revenue	1,245,506	1,348,117

Total revenues	4,174,375	3,930,768

Cost of product sales	2,365,456	1,764,823
Cost of subcontract sales	51,122	103,115
Cost of service revenue	550,202	701,758
Selling, general and administrative	1,258,257	1,426,133
Depreciation and amortization	40,773	37,461

Total operating expenses	4,265,810	4,033,290

(Loss) from operations	(91,435)	(102,522)

Other (expenses):
Interest expense	(36,145)	(27,610)
(Loss) on equity investment	0	(18,000)

	(36,145)	(45,610)

(Loss) before (benefit) from income taxes	(127,580)	(148,132)

(Benefit) provision for income taxes:
Current	0	5,000
Deferred	(51,000)	(55,000)
	(51,000)	(50,000)

(Loss) from continuing operations	(76,580)	(98,132)

Discontinued operations (Note 8):
(Loss) from discontinued operations		(12,782)
Income tax (benefit)		(4,000)

(Loss) from discontinued operations		(8,782)

Net (Loss)	$(76,580)	$(106,914)

(Loss) Per Common Share
Basic (loss) from continuing operations	$(0.01)	$(0.02)
Basic (loss) from discontinued operations	0.00	0.00
Basic (loss) Per Share	$(0.01)	$(0.02)

Diluted (loss) from continuing operations	$(0.01)	$(0.02)
Diluted (loss) from discontinued operations	0.00	0.00
Diluted (loss) Per Share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	5,210,950	5,210,950

Weighted average number of common and dilutive
common share equivalents outstanding	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Nine months ended June 30,
	2007	2006

Product sales	$7,908,860	$7,122,271
Subcontract sales	227,600	430,067
Service revenue	3,756,785	3,817,752

Total revenues	11,893,245	11,370,090

Cost of product sales	5,903,154	5,241,970
Cost of subcontract sales	185,509	343,755
Cost of service revenue	1,968,291	2,052,553
Selling, general and administrative	4,057,259	4,016,175
Depreciation and amortization	122,319	115,657

Total operating expenses	12,236,532	11,770,110

(Loss) from operations	(343,287)	(400,020)

Other income (expenses):
Interest expense	(100,748)	(81,189)
Gain/(loss) on equity investment	82,673	(60,000)

	(18,075)	(141,189)

(Loss) before (benefit) from income taxes	(361,362)	(541,209)

(Benefit) provision for income taxes:
Current	2,000	(178,000)
Deferred	(63,000)	(35,000)

	(61,000)	(213,000)

(Loss) from continuing operations	$(300,362)	$(328,209)

Discontinued operations (Note 8):
(Loss) from discontinued operations		(147,636)
Current income tax (benefit)		(48,000)

(Loss) from discontinued operations		(99,636)

Net (loss)	$(300,362)	$(427,845)

(Loss) Per Common Share:
Basic (loss) from continuing operations	$(0.06)	$(0.06)
Basic (loss) from discontinued operations	0.00	(0.02)
Basic (loss) Per Share	$(0.06)	$(0.08)

Diluted (loss) from continuing operations	$(0.06)	$(0.06)
Diluted (loss) from discontinued operations	0.00	(0.02)
Diluted (loss) Per Share	$(0.06)	$(0.08)

Weighted average number of common shares outstanding	5,210,950	5,204,742

Weighted average number of common and dilutive
common share equivalents outstanding	5,210,950	5,204,742

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Nine Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(300,362)	$(328,209)
Adjustments to reconcile net (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization *	143,694	126,352
Deferred tax (benefit)	(63,000)	(25,000)
Share-based compensation	23,571
Gain on sale of equity investment	(82,673)
Loss on equity investment		60,000
Changes in operating assets and liabilities:
Accounts receivable, net	1,500,172	1,348,721
Inventories	(1,765,721)	(188,729)
Prepaid expenses and other current assets	(592,996)	(60,942)
Income tax receivable		(226,000)
Other assets	(547)	9,431
Accounts payable and accrued expenses	568,125	(556,540)
Deferred revenue	1,316	22,656

Net cash (used in) provided by continuing operations	(568,421)	181,740
Net cash provided by operating activities of discontinued operation	0	39,350

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(568,421)	221,090

INVESTING ACTIVITIES
Proceeds from sale of equity investment	9,218
Proceeds from note receivable	7,346
Purchases of property and equipment	(193,884)	(276,516)

Net cash (used in) investing activities of continuing operations	(177,320)	(276,516)
Proceeds from sale of discontinued operations		518,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(177,320)	241,484

FINANCING ACTIVITIES
Principal payments on notes payable	(20,301)	(30,723
Payments and proceeds from note payable bank - net	799,912	(540,074)
Proceeds from exercise of stock options and warrants		9,203

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	779,611	(561,594)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,870	(99,020)

Cash and cash equivalents at beginning of period	272,908	465,650

Cash and cash equivalents at end of period	$306,778	$366,630

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$12,911	$45,070
Interest	$103,674	$82,150

NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable in amount of $73,455 obtained in consideration for sale of equity investment .

Included in the nine months ended June 30, 2006, was the purchase of equipment for $54,716 through financing.

* Depreciation of $21,375 and $10,695 is included in cost of product and service sales for the nine months ended June 30, 2007 and 2006, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2006.

2. Revenue Recognition

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $495,000 at June 30, 2007 and have been included in other current assets.  Billings in excess of costs and estimated profits were $208,000 at June 30, 2007 and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

3. RECLASSIFICATION

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform to the presentation in the current period financial statements.  These classifications have no effect on the previously reported net loss.

4.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and, at June 30, 2007 reflects an inventory allowance of $392,000 with respect to slow moving or obsolete items.

5. NOTE PAYABLE BANK

The Company has a $3 million revolving credit facility with TD Banknorth (the “Credit Facility”).  The Credit Facility carries an annual interest rate of prime plus ¼% on outstanding balances (8.50% at June 30, 2007).   On December 26, 2006, the credit facility was extended to expire on January 31, 2008.  The Company intends to extend or refinance the credit facility by its expiration date.  In August 2007, TD BankNorth informally approved an increase in the Credit Facility to $3.5 million and a formal written amendment to the Credit Facility is expected to be completed within thirty days.   In view of the Company’s ample working capital collateral, which is far in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.  Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories, as defined in the agreement.

At June 30, 2007, the full amount of the Credit Facility was available under the borrowing base calculation and $1,729,084 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At June 30, 2007 the Company was in compliance with its financial covenants.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

During the nine months ended June 30, 2007 10,000 stock options were granted at an exercise price of $1.70 per share.

Effective October 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Share-Based Payment Compensation,” (Revised 2004), disclosure requirements of SFAS No. 123R, using the modified-prospective-transition method for stock options and similar equity instruments (collectively, “Options”) issued to employees.  As a result, the Company’s loss before taxes for the nine months ended June 30,  2007 is $23,571 higher than if it had continued to account for the share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25.

The Company has $77,111 of stock based compensation expense remaining to be expensed over the period July 2007 through January 2012.

A summary of the option activity under the plan as of June 30, 2007 and changes during the nine months ended June 30, 2007 are presented below:

Options

	2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value

Outstanding October 1, 2006	108,000	$2.50	3.4 Yrs	-0-
Granted	10,000	1.70	4.6 Yrs	-0-
Forfeited	(2,000)	2.50	2.6 Yrs	-0-
Outstanding June 30, 2007	116,000	2.43	2.8 Yrs	-0-
Exercisable at June 30, 2007	42,400	2.50	2.6 Yrs	-0-

A summary of the option activity of nonvested shares at June 30, 2007, and changes during the nine months ended June 30, 2007 is presented below:

	2007	Weighted Average Grant Date Fair Value

Nonvested at October 1, 2006	86,400	$1.21
Vested	(21,600)	1.21
Granted	10,000	1.50
Forfeited	(1,200)	1.21
Nonvested at June 30, 2007	73,600	$1.25

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

The Black-Scholes option valuation model was used to estimate the fair value of the options granted.  During the nine months ended June 30, 2007, 10,000 stock options were granted to employees at an exercise price $1.70   The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.  The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model for 2007 are as follows:

                                                    June 30, 2007
Assumptions:
Risk-free interest rate                         4.77%
Dividend                                                  0
Expected life in years                     5 years
Expected volatility                                154%

As permitted under Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial  Accounting Standard Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” and interpretation of APB No. 25 for the periods up to and including September 30, 2006.  No stock-based employee compensation cost is reflected in net income for the periods prior to October 1, 2006 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for periods prior to October 1, 2006.
	June 30, 2006
	Three Months	Nine Months
Net (Loss)	$(106,914)	$(427,845)
Less: Fair Value of Options issued to employees and directors, net of income tax	(4,713)	(14,139)
Pro Forma Net (loss)	$(111,627)	$(441,984)

Weighted Average Basic Shares	5,210,950	5,204,742
Weighted Average Diluted Shares	5,210,950	5,204,742

Basic Net Loss Per Share as Reported	$(.02)	$(.08)
Basic Pro Forma Net Loss per share	$(.02)	$(.08)

Diluted Net Loss Per Share as Reported	$(.02)	$(.08)
Diluted Pro Forma Net Loss per share	$(.02)	$(.08)

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

7.  NOTE RECEIVABLE

The Company had a 25% equity investment in and loans to Secure 724 LP which were determined to be impaired at September 30, 2006 and a charge of $377,264 was recorded to fully reserve for recovery of these investments.  In March 2007, the company sold its entire interest in Secure 724 LP to Avante Security (the general managing partner of Secure 724 LP) for consideration of $82,673.  The Company received cash of $9,218 and $73,455 of a note receivable on the closing date.  The note is payable with interest beginning April 30, 2007 with principal payments of $3,673 per month through August 31, 2007 (through June 30, 2007, the Company received $7,346 with respect to the note) and a final payment of $55,090 at September 30, 2007.  The notes are secured by the assets of the buyer. Total sale proceeds of $82,673 were recorded as a gain on sale of equity investment during the nine months ending June 30, 2007.

The sales agreement also provides for an additional variable payment based on sales of Secure 724 LP product up to a maximum additional payment of $73,455 (total consideration $156,126 cash and  note).  This additional payment, if any, will be earned when,  and if Secure 724 LP generates revenues.

8.  DISCONTINUED OPERATIONS

On May 31, 2006, the Company’s wholly owned subsidiary, General Sound (Texas) Company (“General Sound”) that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company.  The operations of General Sound are reported as discontinued for all periods presented in the Condensed Consolidated Financial Statements. Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment, and goodwill, resulting in a gain of $267,042.  The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space.  General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities, which have substantially been paid as of June 30, 2007.

The results of the discontinued operations for the three and nine months ended June 30, 2006 are as follows:

	June 30, 2006
	Three Months	Nine Months
Sales	$225,024	$1,397,781
Cost of Sales	273,991	1,110,681
Operating expenses	230,857	701,778
Operating (loss) before taxes	$(279,824)	$(414,678)

Gain on sale of assets	267,042	267,042

(Loss) income before taxes	$(12,782)	$(147,636)

Item 2.     Management's Discussion and Analysis or Plan of Operations

Liquidity and Capital Resources

     The Company has a $3 million revolving credit facility with TD Banknorth  (the “Credit Facility”).  This Credit Facility carries an interest rate of prime plus ¼% and expires January 31, 2008.  Advances under the Credit  Facility  are measured  against a  borrowing  base  calculated  on  eligible trade receivables  and inventories as defined.  The Credit  Facility is secured by all assets of the Company and all of its operating  subsidiaries.  In August 2007, TD Banknorth informally approved an increase in the Credit Facility to $3.5 million and a formal written amendment to the Credit Facility is expected to be completed within thirty days.

    The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At June 30, 2007, the Company was in compliance with its financial covenants and at such time the full amount of the Credit Facility was available under the borrowing base calculation.  At June 30, 2007, $1,729,084 was owed under the Credit Facility the Company had $307,000 cash on hand and $125,000 on deposit with the bank, which was reflected in prepaid expenses and other current assets.

     Net cash used in continuing operations for the nine months June 30, 2007 amounted to $568,000 as compared to cash being provided by continuing operations of $182,000 for the comparable prior year period.  The decrease in cash provided by operations was primarily due to the requirement in 2007 to fund the purchase of $1.8 million of additional inventory for a large transit project that is expected to be delivered and completed over the next 90 days.  This additional inventory was funded in part by an increase of $568,000 in accounts payable resulting from the extension of payment terms from certain suppliers.

    In 2006, there was a net cash inflow of $39,000 provided by the discontinued operations that resulted  from the collection of trade receivables, which funded the decline in business in 2006 of the discontinued operation and funded the pay-down of accounts payable.   In addition, $518,000 of proceeds from the sale of the discontinued operation was used to reduce bank borrowings in 2006.

    In 2007, the net cash outflow of $568,000 from continuing operations along with equipment purchases of $194,000 was funded by $800,000 of additional bank borrowing.

     The ratio of the Company’s current assets to current liabilities decreased to approximately 1.94 to 1 at June 30, 2007 compared to 2.43 to 1 at June 30, 2006.  The decrease in the current ratio is due to our bank debt being a current liability at June 30, 2007 and a non-current liability at June 30, 2006.      Had the bank debt been a non-current liability at June 30, 2007 the ratio of current assets to current liabilities would have been 2.88 to 1.  Excluding the classification of our bank debt to a current liability, working capital would have been $6.7 million (a non-GAAP measurement, see table below) at June 30, 2006.  This decline is attributed to funding operations without an increase in bank debt since June 30, 2006.  The Company expects to extend or refinance its bank loan before its maturity on January 31, 2008.  In view of the Company’s ample working capital collateral, which is in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary.   The Company anticipates that its existing capital resources  (including working capital of $6.7 million at June 30, 2007, a non-GAAP measurement see table below)  and funds expected to be received from operations will be sufficient to satisfy its cash flow requirements through June 30, 2008.

Item 2.     Management's Discussion  and Analysis or Plan of Operations

A reconciliation on Non-GAAP working capital and current ratio at June 30, 2007 is as follows:

                                                  Current Assets    Current Liabilities   Working Capital    Current Ratio
As reported under GAAP            $10,273,032           $5,301,422             $4,971,610           1.94 to 1
Reclassification of Bank Debt                                     (1,729,084)              1,729,084
Non-GAAP measurement           $10,273,032           $3,572,338             $6,700,694           2.88 to 1

Results of Operations

Revenues and Gross Profit

The operations of General Sound are excluded from the table below and are reported as discontinued for all periods presented in the Condensed Consolidated Financial Statements.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007		2006		2007		2006
			(In thousands of dollars)
Product Revenue	$2,868		$2,456		$7,909		$7,122
Subcontract Revenue	61		127		227		430
Service Revenue	1,245		1,348		3,757		3,818
Total Revenue	$4,174		$3,931		$11,893		$11,370

Gross Profit Product	503		691		2,006		1,880
Gross Profit Subcontract	10		24		42		86
Gross Profit Service	695		646		1,789		1,766
Total Gross Profit	$1,208		$1,361		$3,837		$3,732

Gross Margin Product % Gross Margin Subcontract %	18 16	% %	28 19	% %	25 19	% %	26 20	% %
Gross Margin Service %	56%		48%		48%		46%

Revenues

The Company's product revenues during the three and nine months ended June 30, 2007  increased  17% and 11% from the respective 2006 periods.  These increases in product revenues primarily resulted from higher transit and audio visual sales.  For the three month period of 2007, the increase resulted primarily from additional transit sales, particularly as the Company secured approvals to commence shipping a new $5.0 million project for a new New York City subway station security system.  Revenues of $801,000 and $1.0 million from this project were included in the three and nine month periods of 2007, respectively.  There is $4.0 million remaining on the contract and the project is currently scheduled for significant completion during the fourth quarter of fiscal 2007.

Subcontract revenue decreased during the current three and nine month periods as the Company was responsible for fewer small electrical installation projects in the 2007 periods.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Service revenues decreased 8% and 2% respectively during the three and nine month periods of 2007.  The decrease in the three month period of 2007 is related to renegotiation of several service contracts and from a decline in service contract revenue, while the decrease for the nine month period of 2007 was related to a decrease in call-in service on fire alarm systems (replacement parts and service required by buildings).

Gross Profit

Gross profit from product revenues for the three months ended June 30, 2007 decreased compared to the respective 2006 period notwithstanding increased revenues.  The decline in absolute gross profit margin and the 10% decrease in gross margin percentage are primarily related to a shift in product mix to lower margin sales in 2007.  Gross profit on product revenues for the nine months ended June 30, 2007 increased 7% to $2,006,000.  This improvement is attributed to higher product revenues and related gross profit. While recent audio-visual and transit projects do involve a lower gross profit percent than the Company experienced over the last few years from its product mix, the Company has not yet begun to benefit from greater revenue levels commensurate with its increased order position which, when shipped, should result in increased gross margin dollars, notwithstanding the lower gross profit percentage.

Gross profit related to subcontract revenues for the three and nine months ended June 30, 2007, decreased in absolute terms due to the decrease in revenue related to electrical installation during these periods.

Gross profit on service revenues for the three and nine months ended June 30, 2007, improved in absolute terms due to savings from a decrease in labor.  These savings were after outside development costs that were incurred to upgrade the Company’s proprietary Comtrak fire alarm system which amounted to $18,000 and $54,000 for the respective three and nine months periods in 2007.

Loss from Operations

The $11,000 decrease in loss from operations during the three months ended June 30, 2007 is attributed to a decrease of $168,000 in selling, general & administrative costs primarily from savings related to certain administrative and marketing personnel reductions and from reduced information system implementation costs.  These savings were offset by $153,000 of lower gross profit margin compared to the prior year period (noted above) and from higher depreciation resulting from the new computer system.

For the nine months ending June 30, 1007, the $57,000 decrease in loss from operations is due to a $105,000 improvement in gross profit margin primarily attributed to higher products revenues.  This improvement in gross profit margin was partially offset by a small increase in selling, general, and administrative expenses of $41,000 which was caused by $96,000 of investment banking and legal expenses related to exploring strategic options. Depreciation expense also increased for the nine months of 2007 and is related to the to the Company’s information system upgrade.

Interest expense increased during 2007 due to the effect of both higher interest rates and higher borrowing levels.

Item 2.  Management's Discussion and Analysis or Plan of Operations

For the nine month period of 2007, the Company recorded a gain of $82,673 on the sale of its investment in Secure 724 LP, which investment was fully impaired in September 2006.  In contrast, during the three and nine months of 2006, the Company recorded a loss of $18,000 and $60,000, respectively, on its share in the operating loss of Secure 724 LP.

Tax Provision

The Company’s deferred income tax expense (benefit) for the 2007 nine month period is net of an $80,000 valuation reserve regarding future tax benefits to be realized from the losses of Secure 724 LP.  The Company’s current income tax benefit represents the benefit from a net operating loss in the current period as it relates to federal, state and local income taxes.

Discontinued Operations

On May 31, 2006, the Company’s wholly owned subsidiary, General Sound (Texas) Company (“General Sound”) that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company.  Under terms of the Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment, and goodwill resulting in a gain of $267,042 (adjusted to $197,901 in September 2007).  The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space.  General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities which have substantially been paid as of June 30, 2007.

The operations of General Sound are reported as discontinued for all periods presented in the accompanying Condensed Consolidated Financial Statements.

The results of the discontinued operations for the three and nine months ended June 30, 2006 are as follows:

	June 30, 2006
	Three Months	Nine Months
Sales	$225,024	$1,397,781
Cost of Sales	273,991	1,110,681
Operating expenses	230,857	701,778
Operating (loss) before taxes	$(279,824)	$(414,678)

Gain on sale of assets	267,042	267,042

(Loss) income before taxes	$(12,782)	$(147,636)

Order Position

The Company’s order position, excluding service, at June 30, 2007 was $12,500,000 as compared to $8,000,000 at September 30, 2006 and $7,000,000 at June 30, 2006. The increased order position at June 30, 2007 resulted from the Company receiving new orders for transit projects.   This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released.  However, the order position at June 30, 2007 includes $4.0 million with respect to a large transit project that is scheduled for substantial completion over the next 90

Item 2.  Management's Discussion and Analysis or Plan of Operations

days.  While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase.  Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others).
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

Part II – OTHER INFORMATION

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
Date:  August 10, 2007