Form 10KSB
period 2007-09-30
SYNERGX SYSTEMS INC
filed 2007-12-27
CIK 823130

 SECUR ITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20459

FORM 10-KSB

   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007
OR

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

     State issuer's revenues for its most recent fiscal year: $18,289,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the  Registrant's Common  Stock,  $.001  par  value  per  share,  as of  December  12,  2007  was $4,570,836

      As of December 12, 2007, the  Registrant  had  5,210,950 shares of Common Stock outstanding.

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

Synergx's business is conducted through subsidiaries in the New York City metropolitan area. Synergx conducts its business in New York principally through Casey Systems Inc., (“Casey”) its wholly owned subsidiary located in New York City and Long Island, New York

CASEY SYSTEMS.   Synergx’s principal operating subsidiary is Casey Systems.   Casey has been in the business of designing, servicing and maintaining building communication systems since 1970.   Today Casey is a diversified systems integrator which, in addition to its own proprietary line of life safety and building protection products, also is a premier low-voltage systems provider for a broad range of video, teleconferencing/multimedia, audio visual, public address, customer information, access control, intercoms, security, closed circuit TV (CCTV) and professional sound systems.   In addition, Casey designs, markets and supports these systems for the rail and mass transit industries.

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

 Transit.   Since 1991 Casey has designed, installed and maintained sound, life safety and security systems for over one hundred transit facilities in the New York City market region.   Casey has expanded its capabilities to handle to handle all low voltage systems and fiber communications systems for mass transit facilities.  Our staff consists of experienced sales engineers, project managers, field technicians and administrative support staff who are experienced with the specialized technical, documentary and critical path requirements of this market.   Our communications engineers are approved by the New York City Transit Authority (NYCTA) and other agencies.   Casey and its engineers are also certified in most cases as the sole or one of only a limited number of by the manufacturers of numerous systems specified by these agencies.    Casey markets its products and services to prime contractors and electrical contractors to serve as the required systems integrator on projects for the  NYCTA, Metro-North, The Long Island Railroad, New Jersey Transit, Amtrak and other agencies.  In nearly all cases the systems integrator hired by the prime or electrical must be approved by the relevant agency.

Engineered Sound Systems.    Casey has augmented its established position in marketing engineered life safety systems (proprietary and third party) by developing a significant business in engineered sound systems for application to a variety of users including airline terminals, hospitals, educational facilities and transit facilities (e.g. commuter terminals and subway stations).  Casey has developed a focused unit with a high level of experience to penetrate this niche market with significant success as a substantial portion of Casey’s revenues and order position derives from this effort.     Casey offers simple analog paging systems as well as state-of-the-art computerized systems that emphasize speech intelligibility and high quality music reproduction.   Casey is an authorized dealer for many leading manufacturers.

Audio-Visual.   Casey’s engineering and sales team work with consultants, architects and construction managers to design, install and integrate audio visual systems in buildings in the New York metropolitan areas.    These facilities include museums, auction houses, advertising agencies, houses of worship, health care and educational facilities, financial institutions and law firms.   On these projects Casey oversees software integration, selects hardware and oversees all aspects of the project installation and activation.  Systems include audio and video conferencing, video projection systems, media streaming and command and control centers.  Casey is an authorized supplier of numerous high quality national product lines.

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

Service.  Casey continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and to market service of COMTRAK and other projects coming out of warranty and the renewal of such contracts. To provide efficient and productive customer service, Casey maintains an office in New York City which houses its New York service management offering 24/7 customer support with over 30 manufacturer-trained field service technicians

RESEARCH AND DEVELOPMENT.   During the fiscal years ended September 30, 2007 and 2006, Synergx spent approximately $304,000 and $114,000, respectively, for research and development of Synergx's life safety and communication systems.

CUSTOMERS AND SUPPLIERS. For the fiscal year ended September 30, 2007, one customer accounted for more than 10% of Synergx's revenues and one supplier accounted for more than 10% of Synergx's cost of sales. At September 30, 2007 one customer accounted for more than 10% of accounts receivable. For the fiscal year ended September 30, 2006, no customer accounted for more than 10% of Synergx's revenues and no supplier accounted for more than 10% of Synergx's cost of sales.

REGULATIONS.  Synergx believes that it is in compliance with applicable building codes, zoning ordinances, occupational, safety and hazard standards and other Federal, state and local ordinances and regulations governing its business activities. .

COMPETITION.  Synergx business is competitive; some of Synergx's competitors may have greater financial resources and may offer a broader line of fire and life safety products. Synergx also faces competition in the servicing of systems which it sells. Accordingly, even though Synergx may sell and install a fire and life safety and/or communications system, it may not receive the contract to service that system. Synergx, however, believes that it can effectively compete with any entity which conforms to applicable rules and regulations.

EMPLOYEES.  As of September 30, 2007, Synergx and its subsidiaries had 91 full time employees, including 31 New York hourly employees that are covered by a Collective Bargaining Agreement expiring March 2009.

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

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 16,400 square feet of office, manufacturing and warehouse space in Syosset, New York under a seven year lease that was to expire in  June 2007.  In 2006, the lease was extended on similar terms to expire June 30, 2012.The rental schedule provides for monthly rent of $17,800 during 2007 with 3.3% yearly increases through the remainder of the term of the lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Synergx's  Common Stock has been traded on the National  Association  of Securities Dealer's Inc. Automated  Quotation System ("NASDAQ") since April 11, 1989  under the "FTEC" symbol and since May 2002 under the “SYNX” symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 2005 through  September 30,  2007 which  quotations  were  obtained  from the  National  Association  of Securities  Dealers Inc.

Common Stock	Bid		Ask
Quarter Ended	High	Low	High	Low

December 31, 2005	2.590	1.680	2.610	1.720
March 31, 2006	2.430	1.580	2.450	1.630
June 30, 2006	2.060	1.250	2.090	1.320
September 30, 2006	1.860	1.210	1.890	1.310
December 31, 2006	2.620	1.100	2.720	1.360
March 31, 2007	2.380	1.380	2.540	1.400
June 30, 2007	2.350	1.610	2.450	1.810
September 30, 2007	2.380	1.800	2.590	1.860

     The above  quotations  represent  prices  between  dealers,  do not include retail  markups,   markdowns  or  commissions  and  may  not  represent   actual transactions.  As of  December 12,  2007,  there  were 246 record  holders  of Synergx's Common Stock.

     On December 12, 2007, the closing bid and ask prices for the Common Stock were $1.70 and $1.76, respectively.

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

Registration of Shares of Common Stock

         The Company filed a Form S-8 registration statement, which became effective July 22, 2003.  The registration statement provided for the registration of 404,885 shares issue able under the 1997 Non-Qualified Stock Option Plan.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $3.5 million revolving credit facility with TD Banknorth, N.A. (the "Bank")(the “Credit Facility”). The credit facility had been increased to this level in August 2007. This credit facility has an annual interest rate of prime plus ¼% and was to expire in January  2008.  On December 26, 2007, the Company received a letter from the Bank agreeing to extend the Credit Facility to expire on January 31, 2009.   Advances under the Credit Facility are measured  against a  borrowing base  calculated  on  eligible  receivables  and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating  subsidiaries.

    The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At September 30, 2007, the Company did not meet one of its financial covenants related to its debt service coverage ratio.  However, the requirement of this covenant was waived by the Bank in conjunction with  the letter agreement to extend the Credit Facility. At September 30, 2007 the full amount of the Credit Facility was available under the borrowing base calculation and $2,071,000 was owed under the Credit Facility.

     Net cash used in continuing operations for the year ended September 30, 2007 amounted to $883,000 as compared to $64,000 for the comparable prior year.  The increase in cash being used in operations was primarily due to a $375,000 operating loss from continuing operations in 2007 and from an increase of $683,000 in operating assets and liabilities in 2007.   This increase reflects the requirement to fund the working capital requirement for a $5.0 million transit project. This additional working capital (primarily an increase in accounts receivable) was funded in part by an increase of  $390,000 in accounts payable and accrued expenses that resulted from the extension of payment terms from certain suppliers.

    In 2007, the net cash out flow of  $883,000 cash from  continuing operations along with the purchases of capital assets of $281,000 (primarily for a new management information system)  was funded by $1,141,000 of additional bank borrowing.

     The ratio of the Company’s current assets to current liabilities decreased slightly to approximately 3.01 to 1 at September 30, 2007 compared to 3.04 to 1 at September 30, 2006.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues and Gross Profit

	For the years ended September 30,
	2007 2006
	(In thousands)
Product Sales	$12,953	$10,059
Subcontract Sales	319	665
Service Revenue	5,017	5,101
Total Revenue	$18,289	$15,825

Product Gross Margin	$2,948	$2,678
Subcontract Gross Margin	58	127
Service Gross Margin	2,485	2,363
Total Gross Margin	$5,491	$5,168

Gross Profit Product %	23%	27%
Gross Profit Subcontractor %	18%	19%
Gross Profit Service %	50%	46%
Total Gross Profit %	30%	33%

Revenues

      The increase in product revenues resulted primarily from higher shipments of transit and audio/visual products, particularly a $5.0 million project for a New York City subway station security system. Revenues of $3.5 million from this project are included in 2007 product sales.  The Company continues to bid on new orders and has quotations outstanding for several large transit projects.

    Subcontract revenue decreased during 2007 as the Company was responsible as prime contractor for fewer electrical installations in 2007 compared to similar projects in 2006.

     Service revenues decreased 2% during 2007 primarily due to an decrease in call-in service on fire alarm systems (replacement parts and service required by buildings).

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Gross Profit

     Gross profit margin from product revenues increased 10% to $2,948,000 due to higher sales of transit and audio/visual products (noted above) and their related gross margins.  Gross profit margin as a percentage of product revenues was 23% in 2007 compared to 27% in 2006.  This decline in gross profit percentage was due to a shift in product mix to larger projects with lower margin sales in 2007.  While recent audio-visual and transit projects do involve a lower gross profit percentage than the Company experienced over  the last few years from its product mix, the Company has not fully begun to benefit from greater revenue levels commensurate with its increased order position which should result in increased gross margin dollars, not withstanding the lower gross profit percentage.

     Gross profit margin related to subcontract revenues for 2007 decreased in absolute terms as the Company was responsible for fewer number of electrical installation by third parties (subcontract work).

     Gross profit margin from service revenues increased 5% during 2007 primarily due to certain reductions in the number of service technicians as the Company reduced its customer support staffing levels during 2007. This improvement was in spite of the 2% reduction in service revenue caused by lower call in service on fire alarm systems (noted above).

Selling, General and Administrative Expenses

     Selling, General and Administrative Expenses (“S G &A”) increased  $236,000  in 2007 over 2006 primarily due to $96,000 of investment banking and legal expenses related to exploring strategic options, from $33,000 of additional computer consulting costs to upgrade  the Company’s information technology system, from $28,000 of stock based compensation with respect to the adoption of SFAS No. 123R in 2007 and from $80,000 of outside development costs incurred to modernize components of  the Company’s proprietary Comtrak fire alarm system in 2007. This program is expected to generate future revenue and is designed to allow a building owner to enhance the capabilities of its fire alarm system at a fraction of the cost of a new system replacement and is expected to generate future revenues to the Company as well as extend the useful life of the installed base of the Company’s proprietary Comtrak system.

In 2007, SG&A reflected a high level of  sales and marketing personnel expenses which were geared to support higher product revenues.  However,  S G & A expenses as a percentage of sales declined 3.9% to 30.8% in 2007 due to higher sales volume compared to the relative fixed nature of these costs. The Company will continue to invest in staff to

Management's Discussion and Analysis of Financial
Condition and Results of Operations

secure and support sales of new products in future years, but management expects S G & A expenses as a percentage of sales to decline in 2008.
.
(Loss) Before Tax

      The $67,000 decrease in loss from operations during 2007 was due to a $323,000 improvement in gross profit margin primarily related to higher product revenues.   Partially offsetting the increase in gross profit was an increase in selling, general and administrative expenses of $236,000 that remained  at a high level geared to support higher product sales and a $20,000 increase in depreciation expense primarily resulting from a new computer system.

      Interest expense increased during 2007 due to the effect of both higher interest rates and higher borrowing levels.

      During 2007, the Company sold its investment in Secure 724 LP and reported a gain of $98,398 on the sale. In contrast during 2006, the Company reported a loss of $437,000 related to it’s investment in Secure 724 LP that consisted of a full impairment charge of $377,000 (due to insufficient cash flow, lack of outside funding and slow progress and uncertainty on bringing its product to market) and the equity in the operating loss of Secure 724 LP through the date of sale of $60,000.

 Tax Provision

     The Company’s current income tax provision represents federal, state and local income taxes.  Deferred taxes represents the net change in current and noncurrent deferred tax assets and noncurrent  deferred tax liability as it related to certain timing differences of book and tax deductions. Deferred tax expense in 2007 is net of and resulted from a $80,000 valuation allowance regarding future tax benefits of the capital loss of Secure 724 LP and a $250,000 valuation allowance for future utilization of the Company’s deferred tax asset.

Discontinued Operations

On May 31, 2006, the Company’s wholly owned subsidiary, General Sound (Texas) Company (“General Sound”) that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company.  Under terms of an Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment and goodwill, and remaining resulting in a gain of $197,901.  The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space.  General Sound retained cash and all accounts receivable and remained responsible for all existing

Management's Discussion and Analysis of Financial
Condition and Results of Operations

liabilities which have been paid as of September 30, 2007.  The operations of General Sound are reported as discontinued for the year ended September 30, 2006 in the accompanying Consolidated Financial Statements.

    The results of the discontinued operations for the year ended September 30, 2006 are as follows:

Sales	$1,398,809
Cost of Sales	1,113,211
Operating expenses	684,584
Operating (loss)	$(398,986)

Gain on sale of assets	197,901

(Loss) before taxes	$(201,085)

Order Position

     Synergx’s order position, excluding service was $11.2 million at September 30, 2007   compared to $8.0 million level at September 30, 2006. The Company expects to fulfill a significant portion of its order position over the next twelve months.    While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase.  Due to the fact that some of the  Company's products  are sold and installed  as part of  larger construction  or mass transit  projects,  there is typically a delay between the booking of the contract and its revenue realization. The order position from time to time includes, and the Company continues  to bid on, projects  that  include   subcontractor  labor,  (electrical installation performed by others). The Company  expects  to be active in  seeking  orders  where the Company would act as a prime contractor and responsible for management of the project as well as  electrical installation.

Plan of Operations

      During  fiscal  2008,  management  intends  to continue to focus  on it’s  intensified marketing  programs  and to  continue  to contain or monitor fixed overhead as well as to reduce  variable  costs through  improved  efficiency and productivity.   Specifically management is pursuing a strategy of aggressive  marketing of products and systems to drive more revenue through established channels of distribution.   Management will concentrate on these initiatives with a focus on reducing costs thereby enhancing the Company’s competitiveness which combined  with improved sales and marketing

Management's Discussion and Analysis of Financial
Condition and Results of Operations

techniques should result in increased revenues over time.  However, competition remains severe in many of the Company’s product categories.  Longer term, management expects increased demand for the Company’s audio-visual, public address, security and other communication products    .Recent enhancements  to Synergx’s  management information systems and methods of approving and monitoring  project costs  have improved management's ability to pinpoint waste  and/or third party (supplier or customer) cost responsibility.  Further enhancements in theses areas will be in progress during 2008.

     Management will be reviewing inventory levels with a view towards generally reducing inventory levels in 2008.  The Company will be assessing the use of third party vendors to procure and manufacture products and to reduce its inventory levels of products distributed to and held for customer service.

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

Off-Balance Sheet Arrangements

   As of September 30, 2007,  the Company did not have any off-balance sheet debt nor did it have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant resources or significant components of revenue or expenses.

 ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements together with accompanying notes and the report of Marcum & Kliegman LLP, our independent registered public accounting firm, are set forth on the pages indicated below.

Report of Independent Registered Public Accounting Firm                                          F1

Audited Consolidated Financial Statements

Consolidated Balance Sheet  September 30, 2007                                                        F2 – F3

Consolidated Statements of Operations
    Years Ended September 30, 2007 and 2006                                                                    F4

Consolidated Statements of Stockholders’ Equity
    Years Ended September 30, 2007 and 2006                                                                    F5

Consolidated Statements of Cash Flows
     Years Ended September 30, 2007 and 2006                                                                   F6

Notes to Consolidated Financial Statements                                                              F7 – F22

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

None

ITEM 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures.  At the period end of this Annual Report on Form 10-KSB, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the fiscal year covered by this report, that:

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

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the period covered by the Annual Report.

PART III

Item 9.  Directors, Executive Officer, Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 10.  Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

3.2    By-Laws of the Company (2)

4.1    Specimen Common Stock Certificate (2)

10.1   Credit Facility dated October 9, 2003 between Synergx Systems Inc. as borrower and Hudson United Bank as lender. (5)

10.2    Employment Agreement between Casey Systems Inc. and Al Koenig dated as of  February 17, 2005 (7)

10.3    Employment Agreement between Synergx Systems Inc. and Daniel S. Tamkin dated as of October 1, 2005 (7).

10.4    Second Amendment to Revolving Loan Agreement, Promissory Note and Other  Loan Documents, between Synergx Systems Inc. and TD Banknorth, N.A., dated as of September 29, 2006.(8)

10.8    Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (3)

10.9    Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord (4)

10.10  Form of Limited Partnership Agreement dated May 29, 2003 between 3077118 Nova Scotia ULC (a Synergx Systems owned company) and Secure 724 LP (5)

22.1   Subsidiaries of the Registrant *

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

     (3)  Reference is made to the correspondingly numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2001,  which
Exhibit is incorporated herein by reference.

     (4)  Reference is made to the correspondingly numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2002,  which
Exhibit is incorporated herein by reference.

      (5) Reference is made to the correspondingly numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2003 which Exhibit is incorporated herein by reference.

      (6) Reference is made to the correspondingly numbered Exhibit to the Company’s Amendment to Annual Report  on Form 10-KSB/A for the Fiscal Year Ended September 30, 2002 which Exhibit is incorporated herein by reference.

     (7)  Reference is made to the correspondingly numbered Exhibit to the company’s  Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2005 which Exhibit is incorporated herein by reference.

     (8)  Reference is made to the correspondingly numbered Exhibit to the company’s  Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2006 which Exhibit is incorporated herein by reference.

(b)	Reports on Form 8-K

              None

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange  Act of 1934,  the  Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 SYNERGX SYSTEMS INC.
                                                 (Registrant)
                                                 By:/s/DANIEL S. TAMKIN
                                                 Daniel S. Tamkin,
                                                 Chief Executive Officer and Director

Dated: December  26, 2007

     In  accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/DANIEL S. TAMKIN Daniel S. Tamkin	Chairman, Chief Executive Officer and Director	December 26, 2007

/s/JOHN A. POSERINA John A. Poserina	Chief Financial Officer (Principal Accounting and Financial Officer), Secretary, and Director	December 26, 2007

/s/HARRIS EPSTEIN Harris Epstein	Director	December 26, 2007

/s/PETER BAROTZ Peter Barotz	Director	December 26, 2007

/s/MARK LITWIN Mark Litwin	Director	December 26, 2007

/s/J. IAN DALRYMPLE J. Ian Dalrymple	Director	December 26, 2007

/s/RONALD P. FETZER Ronald P. Fetzer	Director	December 26, 2007

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Shareholders of
Synergx Systems Inc.

We have audited the accompanying  consolidated  balance sheet of Synergx Systems Inc. and its  subsidiaries  (the “Company”) as of  September  30, 2007 and the  related  consolidated statements of operations,  stockholders' equity, and cash flows for the  years ended September 30, 2007 and 2006.  These financial  statements are the  responsibility of the Company's management. Our  responsibility is to express an  opinion  on these  consolidated  financial statements  based on our audits.

We  conducted  our  audits  in  accordance  with  the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit  to obtain reasonable  assurance about whether the consolidated financial  statements are free of material  misstatement.    The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s control over financial reporting.  Accordingly, we express no opinion.  An audit also includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by  management, as well as evaluating  the overall  financial  statement  presentation.  We believe  that our  audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material  respects,  the consolidated  financial position of Synergx  Systems Inc. and its  subsidiaries as of September 30, 2007 and the  consolidated  results of their operations  and their cash flows for the  years ended September 30, 2007 and 2006,  in conformity  with accounting principles generally accepted in the United States of America.

/s/ MARCUM & KLIEGMAN LLP
New York, New York

December 26, 2007

                                                                                                                                                       F1

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30,
2007
ASSETS

CURRENT ASSETS
Cash	$253,000
Accounts receivable, principally trade, less allowance
for doubtful accounts of $350,000	6,466,000
Inventories, net	2,042,000
Deferred taxes	330,000
Prepaid expenses and other current assets	888,000

TOTAL CURRENT ASSETS	9,979,000

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $1,837,000	831,000

OTHER ASSETS	233,000

TOTAL ASSETS	$11,043,000

See accompanying Notes to the Consolidated Financial Statements

F2

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30,
2007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - current portion	21,000
Accounts payable and accrued expenses	2,466,000
Deferred revenue	830,000

TOTAL CURRENT LIABILITIES	3,317,000

OTHER LIABILITIES

Note payable to Bank	2,071,000
Notes payable - less current portion	68,000

TOTAL LIABILITIES	5,456,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized- none issued and outstanding
Common stock, 10,000,000 shares authorized, $.001 par value; issued and outstanding 5,210,950 shares	5,000
Additional Paid in Captal	6,832,000
Accumulated deficit	(1,250,000)

TOTAL STOCKHOLDERS' EQUITY	5,587,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,043,000

See accompanying Notes to the Consolidated Financial Statements

F3

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended September 30,
	2007	2006

Product sales	$12,953,000	$10,059,000
Subcontract sales	319,000	665,000
Service revenue	5,017,000	5,101,000

Total revenues	18,289,000	15,825,000

Cost of product sales	10,005,000	7,381,000
Cost of subcontract sales	261,000	538,000
Cost of service revenue	2,532,000	2,738,000
Selling, general and administrative	5,625,000	5,389,000
Depreciation and amortization	198,000	178,000

Total operating expenses	18,621,000	16,224,000

(Loss) from operations	(332,000)	(399,000)

Other income (expense):
Interest expense	(142,000)	(106,000)
Gain/(loss) on equity investment	98,000	(437,000)

	(44,000)	(543,000)

(Loss) before provision (benefit) from income taxes	(376,000)	(942,000)

(Benefit) provision for income taxes from continuing operations:
Current	11,000	(76,000)
Deferred	159,000	(253,000)

	170,000	(329,000)

(Loss) from continuing operations	(546,000)	(613,000)

Discontinued operations (Note 8):
(Loss) from discontinued operations	--	(201,000)
Current income tax (benefit)	--	(69,000)

(Loss) from discontinued operations	--	(132,000)

Net (loss)	$(546,000)	$(745,000)

(Loss) Per Common Share:
Basic and diluted (loss) from continuing operations	$(0.10)	$(0.12)
Basic and diluted (loss) from discontinued operations	--	$(0.02)
Basic and diluted (loss) per Share	$(0.10)	$(0.14)

Basic and diltued weighted average number of common
shares outstanding	5,210,950	5,206,453

See accompanying Notes to the Consolidated Financial Statements

		F4

SYNERGX SYSTEMS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

					(ACCUMULATED
	TOTAL			ADDITIONAL	DEFICIT)/
	STOCKHOLDERS'	COMMON STOCK		PAID IN	RETAINED
	EQUITY	SHARES	AMOUNT	CAPITAL	EARNINGS

Balance at September 30, 2005	$6,831,000	5,192,118	$5,000	$6,785,000	$41,000

Exercise of employee stock options	9,000	18,832		9,000

Tax benefit of stock option exercise	10,000			10,000

Net (Loss)	(745,000)				(745,000)

Balance at September 30, 2006	6,105,000	5,210,950	5,000	6,804,000	(704,000)

Net (Loss)	(546,000)				(546,000)

Stock-based compensation	28,000			28,000

Balance at September 30, 2007	$5,587,000	5,210,950	$5,000	$6,832,000	$(1,250,000)

See accompanying Notes to the Consolidated Financial Statements

					F5

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(546,000)	$(613,000)
Adjustments to reconcile net (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization *	226,000	193,000
Deferred tax (benefit)	190,000	(253,000)
Share-based compensation	28,000
Gain on sale of investment	(98,000)
Loss on equity investment		437,000
Changes in operating assets and liabilities:
Accounts receivable, net	(447,000)	290,000
Inventories	(1,000)	167,000
Prepaid expenses and other current assets	(605,000)	43,000
Income tax receivable	80,000	(82,000)
Other assets	(26,000)	24,000
Accounts payable and accrued expenses	390,000	(464,000)
Deferred revenue	(74,000)	194,000

Net cash (used in) provided by continuing operations	(883,000)	(64,000)
Net cash provided by operating activities of discontinued operation	0	158,000

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(883,000)	94,000

INVESTING ACTIVITIES
Proceeds from sale of equity investment	9,000
Proceeds from note receivable	21,000
Purchases of property and equipment	(281,000)	(256,000)

Net cash (used in) investing activities of continuing operations	(251,000)	(256,000)
Proceeds from sale of discontinued operations		518,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(251,000)	262,000

FINANCING ACTIVITIES
Principal payments on notes payable	(27,000)	(11,000)
Payments and proceeds from note payable bank - net	1,141,000	(520,000)
Proceeds from exercise of stock options and warrants		9,000

Net cash provided by (used in) continuing operations	1,114,000	(522,000)
Net cash (used in) financing activities of discontinued operations	--	(27,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,114,000	(549,000)

NET (DECREASE) IN CASH	(20,000)	(193,000)

Cash at beginning of the year	273,000	466,000

Cash at end of the year	253,000	273,000

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$13,000	$48,000
Interest	$146,000	$105,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable in amount of $73,000 obtained in consideration for sale of equity investment .

Included in the year ended September 30, 2006, was the purchase of equipment for $116,000 through financing.

* Depreciation of $27,000 and $15,000 is included in cost of product and service sales for the years ended September 30, 2007 and 2006, respectively.

See accompanying Notes to the Consolidated Financial Statements		F6

                  Synergx Systems Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

Synergx Systems Inc. and Subsidiaries (the ”Company”) operates in one industry segment: the design, manufacture, distribution, marketing and service of a variety of data communications products and systems with applications in the fire alarm, life safety, transit, security and communications industry.  The Company conducts its business principally in the New York Metropolitan area.

Principles of Consolidation

The consolidated financial statements include the accounts of Synergx Systems Inc.  and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. (“Casey”), and Systems Service Technology Corp. (“SST”), and  General Sound (Texas) Company (“General Sound”), which was sold in May 2006 and is reflected as a discontinued operation.  See Note 3 Discontinued Operations. In addition, the Company has a payroll disbursing subsidiary FT Clearing Inc. and Comco Technologies Inc., a subsidiary that held the investment in Secure 724 LP, which was sold in March 2007 (see Note 4).  Significant intercompany items and transactions have been eliminated in consolidation.

Revenue Recognition

Product sales include sales of systems,  which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts  are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $464,000 at September 30, 2007 and have been included in other current assets.  Billings in excess of costs and estimated profits were $99,000 at September 30, 2007 and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

Revenue Recognition (continued)

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

Inventories

Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and at September 30, 2007 reflects an inventory allowance of $419,000.

Property and Equipment

Property and equipment are stated at historical cost.

Depreciation of machinery and equipment and furniture and fixtures is provided primarily by the straight–line method over their estimated useful lives (3 to 10 years).
Amortization of leasehold improvements is provided by the straight-line method over the life of the lease or the economic useful life, whichever is shorter.

Other Assets

Other assets consist of  security deposits of $48,000,  goodwill related to the acquisition of Casey Systems of approximately $34,000, and deferred costs of $26,000 related to required independent approval for the upgrade to the Company’s Comtrak fire alarm system, which will be amortized over the estimated period of sales and restricted cash on deposit with the Company's bank of $125,000.

The Company does not amortize goodwill but evaluates whether the carrying value of goodwill has become impaired. This evaluation is performed on an annual basis each fiscal year end. The Company has determined that there was no impairment of goodwill at September 30, 2007.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended September 30, 2007 and 2006 amounted to $11,000 and $45,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2007 and 2006 amounted to $304,000 and $114,000, respectively.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the asset and  liability method is used to determine deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

SFAS No. 128 “Earnings Per Share” requires companies to report basic and diluted earnings (loss) per share computations.  The basic calculation excludes dilution and is based on the weighted-average common shares outstanding and the diluted calculation gives effect to potential dilution of securities that could share in the results of the Company.   For the years ended September 30, 2007 and 2006, the impact of employees’ options was anti-dilutive, therefore these options were excluded from the diluted weighted average common shares.

Cash Equivalents

The Company considers all investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash

In connection with the Credit Facility with its bank (see Note 5), the Company has on deposit $125,000 that is restricted as to use that has been included in other assets.

Concentration of Credit Risk

The Company grants credit to its customers, principally all of which are general or specialized construction contractors, none of which individually constitutes a significant portion of outstanding receivables.  The Company does not require collateral to support financial instruments subject to credit risk.  However, on certain public works projects the Company can proceed against bonds if payment is not forthcoming from its customers.

At September 30, 2007, the Company had cash of approximately $80,000, that is in excess of insured amount limitations.

Stock Options and Similar Equity Instruments

Through September 30, 2006 the Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for stock options and similar equity instruments (collectively, “Options”) issued to employees; however, the Company applied the  intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issues to Employees,” rather than the fair value based method of accounting prescribed by SFAS No. 123.

On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148,  Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, to provide an alternative method of transition to SFAS No. 123’s fair value method of accounting for stock based employee compensation.  SFAS No.148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion 28, “Interim Financial Reporting,” to require  disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While the statement does not amend SFAS  No.  123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 123 was applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion 25.

As required under SFAS No. 148, the following table illustrates the effect on the net loss and basic net loss per share if the Company had applied the fair value  recognition provisions of SFAS 123R to stock-based employee compensation for the year ended September 30, 2006, as follows:

Net (Loss)	$(745,000)
Less: Fair Value of Options issued to employees and directors, net of income tax	(16,000)
Pro Forma Net (loss)	$(761,000)

Weighted Average Basic Shares	5,206,493
Weighted Average Diluted Shares	5,206,493

Basic Net Loss Per Share as Reported	$(.14)
Basic Pro Forma Net Loss per share	$(.15)

Effective October 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Share-Based Payment Compensation,” (Revised 2004), disclosure requirements of SFAS No. 123R, using the modified-prospective-transition method for stock options and similar equity instruments (collectively, “Options”) issued to employees.  As a result, the Company recorded stock based compensation of $27,785 during year ended September 30,  2007.

On January 22, 2007 10,000 stock options were granted at an exercise price of $1.70 per share to be vested ratably over five years.

The Black-Scholes option valuation model was used to estimate the fair value of the options granted.  The model includes subjective input assumptions that can materially affect the fair value estimates. The model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable.

Stock Options and Similar Equity Instruments (continued)

The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the options granted. Principal assumptions used in applying the Black-Scholes model along with the results from the model are as follows:

Assumptions:
Risk-free interest rate                         4.77%
Dividend                                                  0
Expected life in years                     5 years
Expected volatility                                154%

2. Property and Equipment

Property and equipment  at September 30, 2007 are summarized as follows:

Machinery and equipment	$2,363,000
Furniture and fixtures	171,000
Leasehold improvements	134,000
2,668,000
Less accumulated depreciation and amortization	1,837,000
$831,000

Depreciation and amortization expense related to these assets were $226,000 and $189,000 for the years ended September 30, 2007 and 2006, respectively.

3.  Discontinued Operations

On May 31, 2006, the Company’s wholly owned subsidiary, General Sound (Texas) Company (“General Sound”) that operated in Dallas/Ft. Worth, Texas sold its inventory, property, trade name, business and operations to LCR Sound, a Texas company.  The operations of General Sound are reported as discontinued for the year ended September 30, 2006 in the Consolidated Financial Statements. Under terms of an Asset Purchase Agreement, General Sound received cash proceeds from the buyer of $518,000 for its inventory, property and equipment and goodwill resulting in a gain of $197,901.  The buyer assumed responsibility for the remaining term of the lease for its office and warehouse space.  General Sound retained cash and all accounts receivable and remains responsible for all existing liabilities, which have been paid as of September 30, 2007.

3.  Discontinued Operations (continued)

The results of the discontinued operations for the year ended September 30, 2006 is as follows:

                                                                               2006
                        Sales                                         $1,398,809
                        Cost of Sales                             1,113,211
                        Operating expenses                    684,584
                        Operating (loss)                       ($398,986)

                        Gain on sale of assets                 197,901

                       (Loss) income before taxes      ($201,085)

4.  Sale of the Investment in Secure 724 LP

The Company had a 25% equity investment in and loans to Secure 724 LP which were determined to be impaired at September 30, 2006 and a charge of $377,264 was recorded to fully reserve for recovery of these investments.  In March 2007, the company sold its entire interest in Secure 724 LP to Avante Security (the general managing partner of Secure 724 LP) for consideration of $97,323.  The Company received cash of $9,218 and a note receivable of $88,105 on the closing date.  The note was payable with interest beginning April 30, 2007 with principal payments of $3,673 per month through August 31, 2007 and a final payment at September 30, 2007.  The $68,182 final payment of the note was made in October 2007 and is included in prepaid expenses and other current assets.

The sales agreement also provides for an additional variable payment based on sales of Secure 724 LP product up to a maximum additional payment of $73,455.  This additional payment, if any, will be earned when,  and if Secure 724 LP generates revenues.  The Company received $1,075 of the variable payment during 2007.

Total sale proceeds of $97,323 plus the $1,075 variable payment made through September 30, 2007 was recorded as a $98,398 gain on sale of equity investment during the year ended September 30, 2007.

5.  Note Payable to Bank

The Company has a $3.5 million revolving credit facility with TD Banknorth   (the “Credit Facility”).  The Credit Facility has an annual interest rate of prime plus ¼% on outstanding balances (8.50% at September 30, 2007) and was to expire in June 2007.  On December 26, 2007, the credit facility was extended to expire on January 31, 2009.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.  Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At September 30, 2007, the full amount of the Credit Facility was available under the borrowing base calculation and $2,071,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At September 30, 2007, the Company did not meet one of its financial covenants related to its debt service coverage ratio. However, the requirement of this covenant was waived by TD Banknorth in conjunction with the agreement to extend the Credit Facility.

6. Long Term Debt – Notes Payable

As of September 30, 2007, the Company had notes payable associated with purchases of certain assets of which their annual maturities are as follows:

Notes Payable

2008	22,000
2009	22,000
2010	22,000
2011	23,000
Total	$89,000

7.  Lease Commitments

The Company leases certain office and warehouse space under non-cancelable  operating leases expiring at various times through 2012. In February 2000, the Company signed a lease for office, manufacturing and warehouse space in Syosset,  New York.  An additional 700 square feet of space was added to the lease in August 2004 and in 2006, the lease was extended  on similar terms to expire June 30, 2012.   The  lease provides for monthly rent of $17,800 during 2007 with 3.3% yearly increases through the expiration of the lease in June 2012.

The Company has a non-cancelable lease for its service center in New York City that became effective August 2002 and runs through December 31, 2009.  The lease is for office and warehouse space and provides for yearly rental of $84,000 during the first year plus expenses with yearly escalation of 2% each year thereafter.

7.  Lease Commitments (continued)

The following is a schedule of future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at September 30, 2007:

Total Operating Leases

2008	310,000
2009	344,000
2010	232,000
2011	241,000
2012	186,000
Total minimum lease payments	$1,313,000

Rental expense amounted to $334,000 and $299,000, for the years ended September 30, 2007 and 2006, respectively.

8. Significant Customers and Suppliers

During fiscal 2007, one customer accounted for more than 10% of sales and one supplier accounted for more than 10% of the Company’s cost of sales in 2007.  At September 30, 2007, one customer accounted for more than 10% of accounts receivable.

During fiscal 2006, no customer accounted for more than 10% of sales and no one supplier accounted for more than 10% of the Company’s cost of sales.

9  Income Taxes

A reconciliation of the provision (benefit) for income taxes with the amounts computed by applying the statutory federal income tax rate is as follows:
	Year Ended September 30,
	2007	2006
Statutory federal income tax rate	34%	34%
Computed expected tax (benefit) from income (loss) from continuing operations before income tax	$(128,000)	$(320,000)
Increase (decrease)in taxes resulting from:
State and local income tax (benefit), net of Federal income tax	9,000	(72,000)
Nondeductible expenses	2,000	3,000
Valuation allowance	330,000
Other	(43,000)	60,000
Income tax expense (benefit) from continuing operations	$170,000	$(329,000)

The Company did not have state and local franchise and capital taxes for the years ended September 30, 2007 and provided $4,000 (minimum taxes) the year ended September 30, 2006. These expenses have been included in selling, general and administrative expenses for each of the years presented.

The Company has recorded a net current deferred tax asset at September 30, 2007.  This deferred tax asset relates to certain accelerated tax deductions or book provisions to be deducted in future tax returns and utilization of the 2007 and 2006 net operating loss carryforwards.  Management anticipates profitable operations to resume at a level that will result in the utilization of  a portion of the deferred tax assets. Accordingly, a partial valuation allowance in the amount of $330,000 was recorded in the year ended and as of September 30, 2007.

9  Income Taxes (continued)

The components of deferred tax assets and liabilities at September 30, 2007 consist of the following:

Deferred Tax Assets
Allowance for doubtful accounts	$140,000
Inventory reserve	148,000
Net operating loss carryforward (through 2026)	292,000
Total Deferred Tax Asset	580,000
Valuation allowance	(250,000)
Net Deferred Tax Asset	$330,000

Non Current Deferred Tax Asset/Liability
Net operating loss carryforward (through 2026)	$63,000
Capital loss carryforward (through 2012)	95,000
Depreciation and amortization	(90,000)
Other	12,000
Total Non Current Deferred Tax Asset	80,000
Valuation allowance	(80,000)

Net Non Current Deferred Tax Asset	$0

10.   STOCK OPTIONS

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

On January 22, 2007 10,000 stock options were granted at an exercise price of $1.70 per share to be vested ratably over five years.

A summary of the option activity and changes during the years ended September 30, 2007 and 2006 are presented below:

10. STOCK OPTIONS (continued)

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding October 1, 2005	150,324	$2.23	4.4 Yrs	-0-	1.21
Exercised	(18,832)	.50	.3 Yrs	-0-	1.21
Forfeited	(23,492)	2.37	4.4 Yrs	-0-	1.21
Outstanding October 1, 2006	108,000	$2.50	3.4 Yrs	-0-	1.21
Granted	10,000	1.70	5.0 Yrs	-0-	1.50
Forfeited	(2,000)	2.50	3.0 Yrs	-0-	1.21
Outstanding September 30, 2007	116,000	2.43	2.8 Yrs	-0-.	1.24
Exercisable at September 30, 2007	42,400	2.50	2.4 Yrs	-0-	1.21

A summary of the option activity of nonvested shares at September 30, 2006 and 2007, and changes during the years ended September 30, 2006 and 2007 is presented below:

		Weighted Average Grant Date Fair Value
Nonvested at October 1, 2005	131,931	$1.21
Vested	(23,531)	1.21
Forfeited	(22,000)	1.21
Nonvested at October 1, 2006	86,400	1.21
Vested	(21,600)	1.21
Granted	10,000	1.50
Forfeited	(1,200)	1.21
Nonvested at September 30, 2007	73,600	$1.25

The Company has $72,733 of deferred stock based compensation expense remaining to be expensed over the period from October 2007 through January 2012.

11. Contingencies

In the normal course of its operations, the Company has been, or from time to time may be, named in legal actions seeking monetary damages. Management does not expect, based upon consultation with legal counsel, that any item exists that will have a significant impact on the Company’s business or financial condition.

12. Other

Approximately 34% of the Company’s employees are covered by collective bargaining agreements. On July 10, 2005, the union representing hourly employees and the Company ratified a Collective Bargaining Agreement expiring March 9, 2009, providing for an increase in salaries and benefits averaging approximately 4% per year over the life of the contract. Effective January 1, 1996, the Board of Directors instituted a 401K plan for non-union employees. The plan includes a profit sharing provision at the discretion of the Board of Directors.  There was no profit sharing contribution in 2007 and 2006.

13. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

The carrying amount of cash and cash equivalents, trade receivables and payables, and short-term debt, approximates fair value because of the near term maturities of such obligations.  The fair value of long-term debt was determined based  on current rates at which the Company could borrow funds with similar remaining maturities, which amount approximates its carrying value.

14  New Accounting Pronouncement

In July 2006, the Financial Acoounting Standard Board (“FASB”) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its financial position and results of operations and  has not yet determined such effects.

14. New Accounting Pronouncement (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United 14.
States (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim.
periods within those fiscal years, with earlier application permitted. The Company does not expect SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB, issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS 159 to have a material impact on the Company’s financial position or results of operations.