Form 10KSB/A
period 2006-09-30
SYNERGX SYSTEMS INC
filed 2008-01-28
CIK 823130

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
Yes     No X

Issuer's revenues for its most recent fiscal year: $18,289,000
Exhibit Index is on page 9 hereof.

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming solely for purposes hereof that all directors and officers of the Registrant are "affiliates") as of January 18, 2008: $3,144,101

As of January 18, 2008, the Registrant had approximately 5,210,950 shares of Common Stock outstanding.

Documents incorporated by reference: NONE

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Directors and Executive Officers of the Company and their respective ages and positions with the Company, as of September 30, 2007, along with certain biographical information (based solely on information supplied by them), are as follows:

NAME	AGE	OFFICE	DATE SERVICE COMMENCED
Daniel S. Tamkin	48	Chairman, Chief Executive Officer, General Counsel, Director	October 1990
John A. Poserina	67	Treasurer, Vice President, Chief Financial Officer,Secretary and Director	January 1997
J. Ian Dalrymple	56	Director and Audit Committee	May 2002
Mark I. Litwin	45	Director	May 2002
Harris Epstein	70	Director and Audit Committee	July 2005
Albert Koenig	47	President Casey Systems Inc.	October 2005
Peter Barotz	78	Director	March 2007
Ronald Fetzer	44	Director and Audit Committee	September 2007

Daniel S. Tamkin

  Mr. Tamkin has a J.D. degree from New York University School of Law and an A.B. degree from Columbia University. Mr. Tamkin has been Chief Executive Officer since March 15, 1996, prior to which Mr. Tamkin was Vice President and General Counsel of the Company from October 1990. Also since October 1990, Mr. Tamkin has been Executive Vice President of Forum Financial Corporation, a Toronto based merchant banking organization. Since November 1998, Mr. Tamkin has been a Director, President and Chief Operating Officer of The Cambridge Towel Corporation, a manufacturer of textile products. Mr. Tamkin is presently Counsel to Dolgenos Newman & Cronin LLP, counsel to the Company. Mr. Tamkin devotes a portion of his time working on behalf of these other entities.

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

Peter Barotz

    Mr. Barotz has been the President of Panda Capital Corporation, a private financial services company, for the past 27 years. He has been a director of General Bearing Corp. since December 30, 1997.

Ronald P. Fetzer

    Mr. Fetzer is VP of NexCen Brands, Inc., an intellectual property management and franchising company, and is responsible for financial and SEC reporting.  From November, 1999 to July, 2007 Mr. Fetzer was Chief Financial Officer at Bill Blass, Ltd. , a fashion manufacturing and licensing firm.  Prior to his employment at Bill Blass, Mr. Fetzer was senior manager at the accounting firm of UHY, LLP (previously known as Urbach Kahn & Werlin) from 1996 to 1999.  Mr. Fetzer received an MBA in International Finance from Baruch College in 1991 and a BA in Accounting from Queens College in 1985.

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

Based on its review of the copies of such forms received by it, the Company believes that, during Fiscal 2007 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met with the exception of a late filing of a Form 3 by Ronald Fetzer, a director of the Company.

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

AUDIT COMMITTEE

The board of directors has a standing audit committee, with a written charter, which currently consists of Messrs. J. Ian Dalrymple, Ronald P. Fetzer, and Harris Epstein. The board of directors has determined that Mr. Fetzer and Mr. Epstein each qualifies as a financial expert and that each of Messrs. Dalrymple, Fetzer and Epstein is an "independent director," as such term is defined by Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards.

Item 10. Executive Compensation

The following table sets forth certain information with respect to compensation paid or accrued by the Company for services rendered to it for each of the three fiscal years ended September 30, 2007, as to Daniel S. Tamkin, the Company's present Chief Executive Officer; John A. Poserina, the Company's Chief
Financial Officer and Secretary;  Albert Koenig, the President of Casey Systems Inc.; Joseph Vitale, the Company’s former President and Chief Operating Officer; and Joe Durham, the President of General Sound (Texas) Company; none of the Company's other Executive Officers had aggregate remuneration in excess of $100,000.

SUMMARY COMPENSATION TABLE
NAME/YEAR	ANNUAL COMPENSATION			LONG TERM COMPENSATION
	Salary ($)	Bonus($)	Other($)	Option/SAR	All Other Compensation
Daniel S. Tamkin			(1)
2007	$192,000	-	$16,000
2006	183,000	-	15,000
2005	130,000	-	2,000
John A. Poserina			(2)
2007	195,000	-	11,000
2006	184,000	-	24,000
2005	172,000	14,000	17,000
Albert Koenig			(3)
2007	197,000	-	13,000
2006	186,000	-	27,000
2005	136,000	16,000	28,000
Joseph Vitale
2007	-	-	-
2006	-	-	-
2005	163,000	-	9,000
Joe A. Durham
2007	-	-	-
2006	91,000	-	-
2005	146,000	15,000	1,000

(1) Includes the following:		2007		2006	2005
	Auto	$12,000		$12,000	$ -
	Medical	4,000	`	3,000	2,000

(2) Includes the following:		2007		2006	2005
	Auto	$ 7,000		$ 7,000	$ 7,000
	Medical	4,000	`	3,000	2,000
	Vacation			14,000	8,000

(3) Includes the following:		2007		2006	2005
	Auto	$12,000		$10,000	$ 9,000
	Medical	1,000	`	1,000	1,000
	Vacation			16,000	18,000

The following table details, as of September 30, 2007, the number and value of option exercises and value of unexercised in-the-money options held by Daniel S. Tamkin, John A. Poserina, and Albert Koenig.

	Number of Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options		Value of Unexercised In-The-Money Options(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel S. Tamkin	-	$ -	8,000	12,000	$ -	$ -
John A. Poserina	-	$ -	8,000	12,000	$ -	$ -
Albert Koenig	-	$ -	8,000	12,000	$ -	$ -

(1) Net value, calculated as the difference between the exercise price and the market price reported for January 18, 2008 ($1.16-bid, $1.22-ask ). Net value was below the exercise price of $2.50 per share.

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

    On January 22, 2007, 10,000 stock options were granted at an exercise price of $1.70 per share to be vested ratably over five years.

    The Company currently has issued and outstanding options to purchase 110,000 shares of its Common Stock, at an exercise price of between $1.70 and $2.50 per share, to certain of its officers, Directors and employees. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

    In December 1995, the board of directors voted to institute a 401(k) plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision at the discretion of the board of directors. There was no profit sharing contribution in 2007 or in 2006 .

    Employment Agreements.  Messrs. Tamkin, Poserina and Koenig are covered by Employment Agreements (each, an “Employment Agreement”).

Mr. Tamkin’s Employment Agreement, executed October 1, 2005 provides that if (i) Mr. Tamkin is terminated without "Cause" (as such term is defined in the Employment Agreement) by the Company or (ii) Mr. Tamkin terminates his employment as a result of a breach by the Company of its obligations under such Agreements, or (iii)  there is a "Change of Control" of the Company (as such term is defined in his Employment Agreement)  he will be entitled to receive a payment, in a lump sum, of an amount equal to twice the sum of  (a) his annual base salary ($192,000) and (b) most recent bonus (if any).  In addition, pursuant to his Employment Agreement, Mr. Tamkin will be entitled to continue to receive the employee benefits and automobile allowance contained in his Employment Agreement for a period of two years.

Mr. Poserina’s Employment Agreement, executed January 1, 1997 provides that if  Mr. Poserina is terminated without "Cause" (as such term is defined in the Employment Agreement) by the Company he will be entitled to receive, for up to six months (the “severance period”), his annual base salary reduced by the compensation he may receive from any new employment. If there is a sale of all or substantially all of the Company’s assets or equity, then the severance period shall be 12 months without regard to any other compensation he might receive from new employment.

Mr. Koenig’s Employment Agreement, modified February 1, 2007 provides that if  Mr. Koenig is terminated without "Cause" (as such term is defined in the Employment Agreement) by the Company he will be entitled to receive, for up to 24 months (the “severance period”), his annual base salary reduced by the compensation he may receive from any new employment. If there is a sale of all or substantially all of the Company’s assets or equity, then the severance period shall be 24 months payable in a lump sum without regard to any other compensation he might receive from new employment. In addition, pursuant to his Employment Agreement, Mr. Koenig will be entitled to continue to receive the employee benefits and automobile allowance contained in his Employment Agreement for a period of two years.

Director Compensation.  During Fiscal 2007 the Company compensated its non-management directors with a $10,000 annual retainer.  No options were granted to directors during Fiscal 2007.

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

Common Stock Beneficially Owned At January 23, 2008

Name and Address of Beneficial Owner	Number of Shares	Percent of Shares
Firecom, Inc.(1)	1,352,544	25.97%
Heartland Advisors Inc. (2)	465,600	8.94%
Daniel S. Tamkin (3)	265,968	5.08%
Albert S. Koenig (4, 5)	39,302	nil
John A. Poserina (4, 5)	52,334	nil
Mark I. Litwin (6)	5,000	nil
J. Ian Dalrymple (7)	5,000	nil
Harris Epstein (8)	5,000	nil
All Executive Officers and Directors as a Group (5) persons	372,604	7.05%

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
(6) Address is 106 Avenue Road, Toronto, Ontario.
(7) Address is 3650 Victoria Park Avenue, Suite 200, Ontario.
(8) Address is 375 Sylvan Avenue, Suite 39, Englewood Cliffs, NJ

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information As of September 30, 2007
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved security holders	116,000	$2.43	405,095
Equity compensation plans not approved by security holders
Total	116,000		405,095

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

- - --------

* filed herewith

Item 14. Principal Accountant Fees and Services

During Fiscal 2007 and Fiscal 2006, the Company retained its principal auditor, Marcum & Kliegman, LLP to provide services in the following categories and amounts:

	2007	2006
Audit Related Fees	$ 92,000	$ 82,000
Tax Fees	$ 25,000	$ 16,000
All Other Fees	$ 11,005	$ 13,000

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

Dated: January 28, 2008