Form 10QSB
period 2007-12-31
SYNERGX SYSTEMS INC
filed 2008-02-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934
             For the fiscal quarter ended___________December 31, 2007_______________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  January 25, 2008,  5,210,950 shares of Registrant’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)                                Yes[    ]        No[ X ]

INDEX

Part I – Financial Information (unaudited)                                                                                                                                          Page

             Item 1.  Financial Statements.

             Condensed Consolidated Balance Sheet at December 31, 2007                                                                                              3

             Condensed Consolidated Statements of Operations for the Three
                   Months Ended December 31, 2007 and 2006                                                                                                                         5

            Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended December 31, 2007 and 2006                                                                                                               6

             Notes to the Condensed Consolidated Financial Statements                                                                                                  7

             Item 2.  Management’s Discussion and Analysis or Plan of Operations                                                                             13

             Item 3.   Controls and Procedures                                                                                                                                               17

Part II – Other Information

             Item 1.  Legal Proceedings                                                                                                                                                            18

             Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                  18

             Item 3.  Defaults Upon Senior Securities                                                                                                                                    18

             Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                18

             Item 5.  Other Information                                                                                                                                                             18

             Item 6.  Exhibits                                                                                                                                                                               18

             Signatures                                                                                                                                                                                        19

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
December 31,
2007
ASSETS

CURRENT ASSETS
Cash	$538,676
Accounts receivable, principally trade, less allowance
for doubtful accounts of $350,035	5,220,848
Inventories, net	2,211,192
Deferred taxes, less valuation allowance of $327,500	330,100
Prepaid expenses and other current assets	867,071

TOTAL CURRENT ASSETS	9,167,887
PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $1,894,440	816,914

OTHER ASSETS	235,503

TOTAL ASSETS	$10,220,304

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31,
2007
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - current portion	$21,310
Accounts payable and accrued expenses	1,475,973
Deferred revenue	840,033

TOTAL CURRENT LIABILITIES	2,337,316

Note payable to bank	2,218,123
Notes payable - less current portion	61,352

TOTAL LIABILITIES	4,616,791

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,211
Additional Paid in Captal	6,839,098
Accumulated deficit	(1,240,796)

TOTAL STOCKHOLDERS' EQUITY	5,603,513

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,220,304

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended December 31,
	2007	2006

Product sales	$3,801,208	$2,322,223
Subcontract sales	149,612	107,189
Service revenue	1,320,926	1,225,683

Total revenues	5,271,746	3,655,095

Cost of product sales	3,133,778	1,434,479
Cost of subcontract sales	122,600	86,160
Cost of service revenue	576,752	718,457
Selling, general and administrative	1,330,723	1,477,432
Depreciation and amortization	50,001	40,023
		-
Total operating expenses	5,213,854	3,756,551

Income (Loss) from operations	57,892	(101,456)

Interest expense	47,530	24,870

Income (Loss) before provision (benefit) for income taxes	10,362	(126,326)

Provision (benefit) for income taxes:
Current	1,500	1,999
Deferred	0	(59,000)

	1,500	(57,000)

Net Income (loss)	8,862	(69,326)

Income (loss) Per Common Share
Basic income (loss) Per Share	$0.00	$(0.01)

Diluted income (loss) Per Share	$0.00	$(0.01)

Weighted average number of common shares outstanding	5,210,950	5,210,950

Weighted average number of common and dilutive
common share equivalents outstanding	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net Income (Loss) from operations	$8,862	$(69,326)
Adjustments to reconcile net income (loss) to net cash provided by
(used in ) operating activities:
Depreciation and amortization *	57,127	46,473
Deferred taxes (benefit)	0	(59,000)
Share-based compensation	7,157	7,857
Changes in operating assets and liabilities:
Accounts receivable, net	1,245,463	580,929
Inventories, net	(169,800)	(291,698)
Prepaid expenses and other current assets	(47,317)	(31,587)
Income tax receivable	0	(936)
Other assets	(2,328)	(547)
Accounts payable and accrued expenses	(989,574)	(575,983)
Deferred revenue	10,029	23,412

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	119,619	(370,406)
INVESTING ACTIVITIES
Proceeds from note receivable	68,182
Purchases of property and equipment	(43,324)	(56,555)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,858	(56,555)
FINANCING ACTIVITIES
Principal payments on notes payable	(6,448)	(6,742)
Payments and proceeds from note payable bank - net	147,557	422,581

NET CASH PROVIDED BY FINANCING ACTIVITIES	141,109	415,839

NET INCREASE (DECREASE) IN CASH	285,586	(11,122)

Cash at beginning of the period	253,091	272,908

Cash at end of the period	$538,677	$261,786

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$10,800	$3,100
Interest	$46,556	$22,797

* Depreciation of $7,125 and $6,450 is included in cost of product and service sales for the three months ended
December 31, 2007 and 2006, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements		7

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2007.

2. Revenue Recognition

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $747,000 at December 31, 2007 and have been included in other current assets.  Billings in excess of costs and estimated profits were $98,000 at December 31, 2007 and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

3.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and, at December 31, 2007 reflects an inventory allowance of $437,000 with respect to slow moving or obsolete items.

4. NOTE PAYABLE BANK

The Company has a $3.5 million revolving credit facility with TD Banknorth (“the Bank”)  (the “Credit Facility”).  The Credit Facility has an annual interest rate of prime plus ¼% on outstanding balances (7.50% at December 31, 2007) and was to expire in January 2008.  On December 28, 2007, the credit facility was extended to expire on January 31, 2009.  In connection with this extension, the Company agreed to pay 1% of the credit facility ($35,000) as a commitment and closing fee.  This fee will be amortized from February 1, 2008 through January 31, 2009.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.  Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At December 31, 2007, the full amount of the Credit Facility was available under the borrowing base calculation and $2,218,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At December 31, 2007, the Company was in compliance with all of its financial covenants.

5.   STOCK OPTIONS

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

Effective October 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Share-Based Payment Compensation,” (Revised 2004), disclosure requirements of SFAS No. 123R, using the modified-prospective-transition method for stock options and similar equity instruments (collectively, “Options”) issued to employees.  (As a result, share-based compensation amounted to $7,157 and $ 7,857 for the three months ended December 31, 2007 and 2006, respectively).

The Company has $65,576 of stock based compensation expense remaining to be expensed over the period January 2008 through January 2012.

A summary of the option activity under the plan as of December 31, 2007 and changes during the three months ended December 31, 2007 are presented below:

Options

	2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding October 1, 2007	116,000	$2.43			$1.21
Granted	--
Exercised	--
Outstanding December 31, 2007	116,000	$2.43	2.8 Yrs	$-0-	$1.24
Exercisable at December 31, 2007	42,400	$2.50	2.2 Yrs	$-0-	$1.21

A summary of the option activity of nonvested shares at December 31, 2007, and changes during the three months ended December 31, 2007 is presented below:

                                                            Weighted
  AverageGrant Date
                                                 Fair Value
Nonvested at October 1, 2007                                                                                                                            73,600                       $1.25
Vested                                                                                                                                                                            --
Granted                                                                                                                                                                          --
Nonvested at December 31, 2007                                                                                                                      73,600                        $1.25

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

6.  EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board issued “SFAS” No. 128, “Earnings Per Share”, which requires companies to report basic and diluted earnings per share (“EPS”) computations.  Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company.

	For the Three Months ended December 31,
Basic EPS Computation	2007	2006
Net Income (loss)	$8,862	$(69,326)
Weighted average outstanding shares	5,210,950	5,210,950
Basic (Loss) per share	$-0-	$(.01)
Diluted EPS Computation Net Income (loss)	$8,862	$(69,326)
Weighted-average shares	5,210,950	5,210,950
Plus: Incremental shares from assumed conversions Employee Stock Options*	--	--
Adjusted weighted-average shares	5,210,950	5,210,950
Diluted (Loss) per share	$-0-	$(.01)

*All stock options were antidilutive in 2007 and 2006.  However, there were 116,000 stock options outstanding at December 31, 2007 that may not be antidilutive in the future.

NOTE 7. INCOME TAXES

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits".  A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest” expense in the consolidated statements of operations.  Penalties would be recognized as a component of "Other administrative expenses".

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations.  As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded. However, there are certain tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions in which the Company does its business.   The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2004.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company recognized a deferred tax asset of approximately $565,000 as of December 31, 2007, relating to net operating loss carryovers of approximately $355,000, allowance for doubtful accounts of $140,000 and inventory reserves of $148,000, which are available to offset future taxable income through 2026.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income and tax planning strategies in making this assessment. The Company anticipates profitable operations to resume at a level that will result in the utilization of a portion of the deferred tax assets. Accordingly, a partial valuation allowance in the amount of $330,000 was established during the year ended September 30, 2007 and such reserve amounted to $327,500 at December 31, 2007.  The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.

8.  RECENT PRONOUNCMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

9. Subsequent Event.

Effective February 13, 2008, an officer of Casey Systems Inc. resigned and the details related thereto will be reported in a Form 8-K filing.

Item 2.     Management's Discussion and Analysis or Plan of Operations

Liquidity and Capital Resources

The Company has a $3.5 million revolving credit facility with TD Banknorth, N.A. (“the Bank”) (the “Credit Facility”). The Credit Facility has an annual interest rate of prime plus ¼% and was to expire in January, 2008.   On December 28, 2007, the Credit Facility was amended to extend the facility to expire on January 31, 2009.   Advances under the Credit Facility are measured against a borrowing base  calculated on  eligible  receivables  and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2007 the full amount of the Credit Facility was available under the borrowing base calculation and $2,218,000 was owed under the Credit Facility.

Net cash provided by operations for the three months ended December 31, 2007 amounted to $119,619 as compared to cash being used in operations of $370,406 for the comparable prior year.  The increase in cash provided by operations was primarily due to an increase of $665,000 in the net amount of accounts receivable collected compared to collections in the 2006 period.

In 2007, the net cash inflow of $119,619 from operations plus $68,182 of cash proceeds from collection of a note receivable was partially used for equipment purchases of $43,324 and the remaining balance along with an increase in note payable to bank of $147,557 was added to the Company’s cash balance.

The ratio of the Company’s current assets to current liabilities decreased slightly to approximately 3.92 to 1 at December 31, 2007 compared to 3.64 to 1 at December 31, 2006.  However, working capital increased to $6.8 million at December 31, 2007 compared to $6.5 million at December 31, 2006.

Item 2.     Management's Discussion and Analysis or Plan of Operations

Results of Operations

Revenues and Gross Profit

	Three Months Ended
	December 31,
	2007	2006
	(In thousands of dollars)

Product Revenue	$3,801	$2,322
Subcontract Revenue	150	107
Service Revenue	1,321	1,226
Total Revenue	$5,272	$3,655

Gross Profit Product	$667	$888
Gross Profit Subcontract	27	21
Gross Profit Service	744	507
Total Gross Profit	$1,438	$1,416

Gross Profit Product %	18%	38%
Gross Profit Subcontract %	18%	20%
Gross Profit Service %	56%	41%
Total Gross Profit %	27%	39%

Revenues

The Company's product revenues increased 64% during the three months ended December 31, 2007 to $3,801,000 compared to $2,322,000 for the prior year period. This increase in product revenues primarily resulted from higher transit and audio/visual products particularly from a $5.0 million project for a New York City subway station security system. Revenues of $1.2 million from this project were included in the three month period of 2007.  There is approximately $350,000 remaining on the contract and the contract is currently anticipated to be completed by April 1, 2008. Product revenues of $312,000 were also included in the three month period of 2007 from a large public address system.

Subcontract revenue increased during the current three month period to $150,000 from $107,000 in the comparable prior year period.  The Company was responsible for various small electrical installations during both the 2007 and 2006 periods.

Service revenues increased 8% during the current three month period primarily due to an increase in call-in-service on fire alarm systems (replacement parts and service required by buildings).

2.  Management's Discussion and Analysis or Plan of Operations

Gross Profit

Gross profit from product revenues for the three months ended December 31, 2007 decreased 25% to $667,000 compared to $888,000 for the prior year period notwithstanding increased revenues.  The decline in absolute gross margin and the 20% decrease in gross margin percentage are primarily related to a shift in product mix to lower margin sales in 2007. In particular, the 2007 period included a very low gross margin public address system. The Company is attempting to increase markups where it offers unique or specialty capabilities while maintaining a focus on revenue growth.

 Gross profit related to subcontract revenues for the three months ended December 31, 2007 increased in absolute terms due to the increase in revenue related to electrical installation.  However, the gross profit percentage was lower during the three months of 2007 as mark ups on electrical installations were lower than the prior year period.

Gross profit from service revenues increased $237,000 to $744,000 during the three months ended December 31, 2007 as a result of a combination of additional revenue from call-in-service on fire alarm systems (replacement parts and service required by buildings) and from certain reductions in the number of service technicians as the Company reduced its customer support staffing levels during 2007.

Income (Loss) Before Tax

The $137,000 increase in income before income taxes during the three months ended December 31, 2007 reflects an $213,000 improvement in gross margin from service revenues related to higher call-n-service revenue and the effect of certain staff reductions. This improvement was offset by the decrease in gross margin from product revenues caused by projects with low gross margins. Accordingly, the improvement in income before taxes is primarily attributed to a decrease of $147,000 or 10% in selling, general and administrative expenses, which resulted from savings related to certain reductions in administrative and marketing personnel. The 2006 three month period include $96,000 of investment banking and legal expenses related to exploring strategic options.  The above selling, general and administrative savings were partially offset by an increase in interest expense caused by higher borrowing levels during 2007.

Tax Provision

The Company’s current income tax expense for 2007 represents state and local income taxes. There was no federal income tax provision in 2007 due to the use of the company’s net operating loss carryforward and the reduction in the valuation allowance.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Product Order Position

The Company’s order position, excluding service contracts, at December 31, 2007 was $9,800,000 as compared to $11,100,000 at September 30, 2007 and $7,500,000 at December 31, 2006. The Company has secured letters of intent on a number of large projects but contract negotiations continue and there can be no assurance that all or any such work will be secured. This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released.  While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase.  Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others).   The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

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

SYNERGX SYSTEMS INC
(Registrant)

                                                                                                                                 /s/ John A. Poserina
------------------------------
                                                                                                                                John A. Poserina,
                                                                                                                                Chief Financial Officer
                                                                                                                                (Principal Accounting and
                                                                                                                                Financial Officer), Secretary
                                                                                                                                And Director
Date:  February   , 2008