Form 10QSB
period 2008-03-31
SYNERGX SYSTEMS INC
filed 2008-05-15
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal quarter ended                                                           March 31, 2008

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

INDEX

Part I - Financial Information (unaudited)  Page

Item 1. Financial Statements.

Condensed Consolidated Balance Sheet at March 31, 2008                                                                   3

Condensed Consolidated Statements of Operations for the Three
And Six Months Ended March 31, 2008 and 2007                                                                                    5

Condensed Consolidated Statements of Cash Flows for the Three
And Six Months Ended March 31, 2008 and 2007                                                                                    7

Notes to the Condensed Consolidated Financial Statements                                                                 8

Item 2. Management’s Discussion and Analysis or Plan of Operations                                             13

Item 3. Controls and Procedures                                                                                                                17

Part II - Other Information

Item 1. Legal Proceedings.                                                                                                                          17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                 17

Item 3. Defaults Upon Senior Securities                                                                                                   17

Item 4. Submission of Matters to a Vote of Security Holders                                                               17

Item 5. Other Information                                                                                                                            17

Item 6. Exhibits                                                                                                                                             17

Signatures                                                                                                                                                     18

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31,
2008
ASSETS

CURRENT ASSETS
Cash	$562,080
Accounts receivable, principally trade, less allowance
for doubtful accounts of $348,101	4,846,041
Inventories, net	1,734,268
Deferred taxes, less valuation allowance of $444,800	280,100
Prepaid expenses and other current assets	876,521

TOTAL CURRENT ASSETS	8,299,010

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $1,953,564	828,902

OTHER ASSETS	138,844

TOTAL ASSETS	$9,266,756

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
March 31,
2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable to bank	$787,504
Notes payable - current portion	26,005
Accounts payable and accrued expenses	2,052,379
Deferred revenue	1,186,440

TOTAL CURRENT LIABILITIES	4,052,328

Notes payable - less current portion	71,871

TOTAL LIABILITIES	4,124,199

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,211
Additional Paid in Captal	6,846,255
Accumulated deficit	(1,708,909)

TOTAL STOCKHOLDERS' EQUITY	5,142,556

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,266,756

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended March 31,
	2008	2007

Product sales	$3,433,356	$2,718,668
Subcontract sales	353,155	59,511
Service revenue	1,311,946	1,285,596

Total revenues	5,098,457	4,063,775

Cost of product sales	2,883,271	2,103,219
Cost of subcontract sales	307,224	48,227
Cost of service revenue	671,400	699,632
Selling, general and administrative	1,559,271	1,321,570
Depreciation and amortization	58,621	41,523

Total operating expenses	5,479,787	4,214,171

(Loss) from operations	(381,330)	(150,396)

Other income (expenses)
Interest expense	(35,284)	(39,732)
Gain on equity investment		82,673

	(35,284)	42,941

(Loss) before provision for income taxes	(416,614)	(107,455)

Provision for income taxes:
Current	3,000
Deferred	50,000	47,000

	53,000	47,000

Net (loss)	(469,614)	(154,455)

(Loss) Per Common Share
Basic and diluted (loss) Per Share	$(0.09)	$(0.03)

Weighted average number of common share
equivalents outstanding basic and dilutive	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months ended March 31,
	2008	2007

Product sales	$7,234,564	$5,040,891
Subcontract sales	502,767	166,700
Service revenue	2,632,872	2,511,279

Total revenues	10,370,203	7,718,870

Cost of product sales	6,017,049	3,537,698
Cost of subcontract sales	429,824	134,387
Cost of service revenue	1,248,152	1,418,089
Selling, general and administrative	2,889,994	2,799,002
Depreciation and amortization	108,622	81,546

Total operating expenses	10,693,641	7,970,722

(Loss) from operations	(323,438)	(251,852)

Other income (expenses):
Interest expense	(82,814)	(64,602)
Gain on equity investment	-	82,673

	(82,814)	18,071

(Loss) before provision for income taxes	(406,252)	(233,781)

(Benefit) provision for income taxes:
Current	3,000	2,000
Deferred	50,000	(12,000)

	53,000	(10,000)

Net (loss)	$(459,252)	$(223,781)

(Loss) Per Common Share:
Basic and diluted (loss) Per Share	$(0.09)	$(0.04)

Weighted average number of common share
equivalents outstanding basic and dilutive	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Six Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES
Net (loss) from operations	$(459,252)	$(223,781)
Adjustments to reconcile net (loss) to net cash provided by
(used in ) operating activities:
Depreciation and amortization *	122,872	95,796
Deferred taxes (benefit)	50,000	(12,000)
Share-based compensation	14,314	15,716
Gain on sale of equity investment		(82,673)
Changes in operating assets and liabilities:
Accounts receivable, net	1,620,270	825,586
Inventories, net	307,124	(254,174)
Prepaid expenses and other current assets	68,233	(446,215)
Other assets	(37,290)	(635)
Accounts payable and accrued expenses	(413,168)	(215,958)
Deferred revenue	356,436	16,088

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,629,540	(282,250)

INVESTING ACTIVITIES
Proceeds from note receivable	68,182	9,218
Purchases of property and equipment	(92,639)	(151,327)

NET CASH (USED IN) INVESTING ACTIVITIES	(24,457)	(142,109)

FINANCING ACTIVITIES
Principal payments on notes payable	(13,032)	(13,519)
Payments and proceeds from note payable bank - net	(1,283,062)	463,693

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,296,094)	450,174

NET INCREASE IN CASH	308,989	25,815

Cash at beginning of the period	253,091	272,908

Cash at end of the period	$562,080	$298,723

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$10,800	$4,700
Interest	$80,937	$66,613

* Depreciation of $14,250 is included in cost of product and service sales for the six months ended
March 31, 2008 and 2007.

During the three months ended March 31, 2008, the Company purchased equipment of $21,798 through financing.

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2007.

2. Revenue Recognition

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $305,000 at March 31, 2008 and have been included in other current assets.  Billings in excess of costs and estimated profits were $411,000 at March 31, 2008 and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

3. SIGNIFICANT CUSTOMERS

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 29% and 26%, respectively of total net sales in the three and six months ended March 31, 2008.   Net sales with this authority represented approximately 16% and 15%, respectively of total net sales in the three and six months ended March 31, 2007.  One customer provided sales of 10% or more of total sales in the six months ended March 31, 2008 and another customer provided sales of 10% or more of total sales in the three months ended March 31, 2007.  Accounts receivable from significant customers amounted to $736,000 at March 31, 2008.

4.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and, at March 31, 2008 reflect an inventory allowance of $455,000 with respect to slow moving or obsolete items.

5. NOTE PAYABLE BANK

The Company has a $3.5 million revolving credit facility with TD Banknorth (“the Bank”)  (the “Credit Facility”).  The Credit Facility has an annual interest rate of prime plus ¼% on outstanding balances (5.50% at March 31, 2008) and was to expire in January 2008.  On December 28, 2007, the credit facility was extended to expire on January 31, 2009.  In connection with this extension, the Company agreed to pay 1% of the credit facility ($35,000) as a commitment and closing fee.  This fee will be amortized from February 1, 2008 through January 31, 2009.   The Company intends to extend or refinance the credit facility by its expiration date.  In view of the Company’s ample working capital collateral, which is far in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.  Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At March 31, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $787,504 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At March 31, 2008, the Company did not meet one of its financial covenants related to its net worth requirement. However, the requirement of this covenant was waived by the Bank as of March 31, 2008. There can be no assurance that future waivers will be secured if required

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

6. STOCK OPTIONS

A summary of the option activity under the plan as of March 31, 2008 and changes during the six months ended March 31, 2008 are presented below:

Options

	2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding October 1, 2007	116,000	$2.43			1.21
Granted	--
Exercised	--
Outstanding March 31, 2008	116,000	2.43	2.8 Yrs	-0-	1.21
Exercisable at March 31, 2008	65,600	2.48	2.0 Yrs	-0-	1.21

A summary of the option activity of nonvested shares at March 31, 2008, and changes during the six months ended March 31, 2008 is presented below:

       Weighted
AverageGrant Date
      Fair Value
Nonvested at October 1, 2007                      73,600                     $1.25
Vested                                              23,200                      1.21
Nonvested at March 31, 2008                               50,400                    $1.21

The Company has $58,419 of stock based compensation expense remaining to be expensed over the period April 2008 through January 2012.

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations.  As of March 31, 2008, no liability for unrecognized tax benefits was required to be recorded. However, there are certain tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions in which the Company does its business.   The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2004.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The components of deferred taxes assets and liabilities at March 31, 2008 consists of the following:

Deferred Tax Assets
Allowance for doubtful accounts	$140,000
Inventory reserve	162,000
Net operating loss carryforward (through 2026)	486,700
Other	(63,800)
Total Deferred Tax Asset	$724,900
Valuation Allowance	(444,800)
Net Deferred Tax Asset	$280,100

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income and tax planning strategies in making this assessment. The Company anticipates profitable operations to resume at a level that will result in the utilization of a portion of the deferred tax assets. Accordingly, a partial valuation allowance in the amount of $330,000 was established during the year ended September 30, 2007 and such reserve amount was increased to $444,800 at March 31, 2008.  The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8  RECENT PRONOUNCMENTS

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

NOTE 9.  SUBSEQUENT EVENT

On April 21, 2008, the Company received a letter (the “Letter”) from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that for the last 30 consecutive days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”).  The Company has been provided with 180 calendar days (until October 20, 2008) to regain compliance.  The Letter states that if, at any time before October 20, 2008, the bid price of the Company’s common stock closes at $1.00 per share for a minimum of 10 consecutive business days, then NASDAQ will provide the Company with written notification that it has  complied with the Rule.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 9.  SUBSEQUENT EVENT (continued)

If compliance with the Rule cannot be demonstrated by October 20, 2008, then NASDAQ will decide whether the Company meets NASDAQ’s listing criteria set forth in Marketplace Rule 4310(c), except for the bid requirement.  The Letter states that, if the Company meets these criteria, then the Company will be granted an additional 180 calendar day compliance period.  If the Company is not granted an additional 180 calendar period, the NASDAQ will provide written notification that the Company’s securities will be delisted.

Management and the Board of Directors will consider available strategies in order to satisfy the minimum bid price requirement, however there can be no assurance that the Company will be able to maintain the listing of its common stock on the NASDAQ Global market.

    Item 2.     Management's Discussion and Analysis or Plan of Operations

Liquidity and Capital Resources

The Company has a $3.5 million revolving credit facility with TD Banknorth, N.A. (“the Bank”) (the “Credit Facility”). The Credit Facility has an annual interest rate of prime plus ¼% and expires January, 31, 2009. Advances under the Credit Facility are measured against a borrowing base calculated on  eligible  receivables  and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2008, the Company did not meet one of its financial covenants related to its net worth requirement. However, the requirement of this covenant was waived by the Bank as of March 31, 2008. There can be no assurance that future waivers will be secured if required. At March 31, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $787,504 was owed under the Credit Facility.

Net cash provided by operations for the six months ended March 31, 2008 amounted to $1,629,540 as compared to cash being used in operations of $282,250 for the comparable prior year.   The increase in cash provided by operations was primarily due to $1,863,139 being provided from operating assets and liabilities (net) as compared to a use of $75,308  during the prior year period. This improvement in 2008 primarily resulted from a $1,620,270 reduction of accounts receivable even though sales where higher during the 2008 six month period. This resulted from higher collection of accounts receivable compared to collections in the 2007 period. In addition, inventories decreased $307,124 during 2008 as compared to an increase of $254,174 during 2007.  These improvements result from enhanced procedures relating to collection and inventory management and the completion of long standing projects involving retainage.

In 2008, the net cash inflow of $1,629,540 from operations plus $68,182 of cash proceeds from collection of a note receivable was partially used for equipment purchases of $92,639 and the remaining balance primarily used to reduce the note payable to bank by $1,283,062 with $314,000 being added to the Company’s cash balance.

The ratio of the Company’s current assets to current liabilities decreased slightly to approximately 2:05 to 1 at March 31, 2008 compared to 2.18 to 1 at March 31, 2007. Working capital declined to $4,246,682  million at March 31, 2008 compared to $4,961,245  million at March 31, 2007. This decline is related to funding operations during the past twelve month period.

The Company expects to extend or refinance its bank loan before its maturity on January 31, 2009. In view of the Company’s working capital collateral, which is in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary. The Company anticipates that its existing capital resources and funds expected to be received from operations will be sufficient to satisfy its cash flow requirements through March 31, 2009.

    Item 2.     Management's Discussion and Analysis or Plan of Operations

Results of Operations

Revenues and Gross Profit

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2008		2007		2008		2007
		(In thousands of dollars)

Product Revenue	$3,433		$2,719		$7,235		$5,041
Subcontract Revenue	353		60		503		167
Service Revenue	1,312		1,285		2,633		2,511
Total Revenue	$5,098		$4,064		$10,370		$7,719

Gross Profit Product	550		616		1,218		1,503
Gross Profit Subcontract	46		12		73		33
Gross Profit Service	641		585		1,385		1,093
Total Gross Profit	$1,237		$1,213		$2,676		$2,629

Gross Margin Product % Gross Margin Subcontract%	16 13	% %	23 20	% %	17 15	% %	30 20	% %
Gross Margin Service %	49%		46%		53%		44%

Revenues

The Company's product revenues, during the three and six months ended March 31, 2008,  increased  26% and 44% from the respective 2007 periods.  These increases in product revenues primarily resulted from higher transit  products particularly from a $5.0 million project for a New York City subway station security system.  Revenues of $262,000 and $1.5 million from this project were included in the three and six month periods of 2008, respectively.

Subcontract revenue increased during the current three and six month periods as the Company was responsible for one large electrical installation project and several small projects in the 2008 periods.

Service revenues increased 2% and 5% during the three and six month periods of 2008 compared to the respective 2007 periods.  The increase in both periods is due to an increase in call-in-service on fire alarm systems (replacement parts and service required by buildings).

    Item 2.  Management's Discussion and Analysis or Plan of Operations

Gross Profit

Gross profit on product revenues for the three months ended March 31, 2008 decreased 7% to $550,000 compared to the respective 2007 period notwithstanding increased revenues.  Gross profit on product revenues for the six months ended March 31, 2008 decreased 13% to $1,218,000. The decline in absolute gross profit margin and the decreases in gross margin percentage are primarily attributable to a shift in product mix to lower margin sales of audio visual and transit projects in 2008.    While recent audio-visual and transit projects do involve a lower gross profit percent than the Company’s product mix over the last few years (which was weighted more to life safety), the Company has not yet begun to benefit from the greater revenue levels commensurate with its increased order position which should result in stronger gross margin dollars, notwithstanding the lower gross profit percent.

Gross profit related to subcontract revenues for the three and six months ended March 31, 2008, increased in absolute terms due to the increase in revenue related to electrical installation during these periods.

Gross profit on service revenues for the three and six months ended March 31, 2008, primarily increased as a result of a combination of additional revenue from call-in-service on fire alarm systems (replacement parts and service required on buildings) and from certain reductions in the number of service technicians as the Company reduced its customer support staffing levels during 2008. These support levels for certain service activities have been review and are expected to increase for future periods.

Loss from Operations

The $231,000 increase in loss from operations during the three months ended March 31, 2008  includes $24,000 of higher  gross profit margin compared to the prior year period (principally from service revenues as noted above) that was offset by an increase of $237,000 in selling, general & administrative costs, which includes a provision of $192,000 for separation costs related to the resignation of the President of Casey System Inc. and additional costs for a development program to modernize components of the Company’s proprietary Comtrak fire alarm system. This program is expected to generate future revenue and is designed to allow a building owner to enhance the capabilities of its fire alarm system at a fraction of the cost of a new system replacement and is expected to generate future revenues to the Company as well as extend the useful life of the installed base of the Company’s proprietary Comtrak system. Depreciation expense increased in 2008 primarily due to a new computer system implementation.  The $72,000 increase in loss from operations during the six months ended March 31, 2008 occurred notwithstanding a $47,000 improvement in gross profit margin compared to the prior year period.  The improvement in gross profit was primarily due to higher service revenues and related gross margin and reductions in customer support staffing.  The improvement in gross profit margin was offset by a $91,000 increase in selling, general, and administrative expenses, which included the $192,000 provision for separation costs (noted above) and from additional developmental costs for modernizing the Comtrak fire alarm system. In contrast the six month period of 2007 included $96,000 of investment banking and legal expenses related to exploring strategic options.  Depreciation expense also increased for the six months of 2008 and is related to the improvements to the Company’s computer operating system.

    Item 2.  Management's Discussion and Analysis or Plan of Operations

Interest expense decreased during the three months ended March 31, 2008 due to a decline in interest rates.  Interest expense increased during the six months ended March 31, 2008 due to the effect of higher average borrowing levels throughout the period.

For the six month period of 2007, the Company recorded a gain of $82,673 on the sale of its investment in Secure 724 LP, which investment was fully impaired in September 2006.

Tax Provision

The Company’s deferred income tax expense for the three and six months periods of 2008 includes a $50,000 valuation allowance for the future utilization of the Company’s deferred tax asset.   In addition, no current income tax benefit was recorded for the operating loss in 2008.  Therefore the valuation allowance for the six months ended March 31, 2008 was increased by $114,000.

Order Position

The Company’s order position, excluding service, at March 31, 2008 was $12,900,000 as compared to $11,100,000 at September 30, 2007 and $13,300,000 at March 31, 2007. The order position at March 31, 2008 resulted from the Company receiving recent new orders for transit projects. This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released.  While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase.  Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others).   The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

Significant Customers

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 29% and 26%, respectively of total net sales in the three and six months ended March 31, 2008.   Net sales with this authority represented approximately 16% and 15%, respectively of total net sales in the three and six months ended March 31, 2007.  However, one customer provided sales of 10% or more of total sales in the six months ended March 31, 2008. Accounts receivable from significant customers amounted to $736,000 at March 31, 2008.

Other

On April 21, 2008,  the Company received a letter from the NASDAQ Stock Market notifying the Company that for the last 30 consecutive days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion in the NASDAQ Stock Market.  The Company has been provided with 180 calendar days  (until October 20, 2008) to regain compliance.

Management and the Board of Directors will consider available strategies in order to satisfy the minimum bid price requirement, however there can be no assurance that the Company will be able to maintain the listing of its common stock on the NASDAQ Global Market.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant’s Annual Meeting of Stockholders was held on March 27, 2008. At the meeting, Stockholders considered and voted upon:

(1)	the election of seven (7) directors to Synergx’s Board of Directors,

(2)	the selection of Marcum & Kliegman LLP as Synergx’s independent auditiors for the fiscal year ending September 2008

The seven nominees for director were unopposed and were, accordingly elected by the Stockholders. The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.

MATTER	FOR	AGAINST	ABSTAINED
Daniel Tamkin	4,383,790	161,435	8,412
John Poserina	4,381,432	163,793	8,408
Harris Epstein	4,447,507	97,718	8,535
Peter Barotz	4,447,407	97,818	8,535
Ronald Fetzer	4,441,060	104,165	8,522

Auditors	4,462,693	69,673	12,858

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
Date: May 14, 2008