Form 10QSB
period 2008-06-30
SYNERGX SYSTEMS INC
filed 2008-08-13
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal quarter ended___________June 30, 2008_______________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 13, 2008,  5,210,950 shares of Registrant’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one)                                Yes[    ]        No[ X ]

INDEX

Part I – Financial Information (unaudited)                                                                                                     Page

             Item 1.  Financial Statements.

             Condensed Consolidated Balance Sheet at June 30, 2008                                                                3

             Condensed Consolidated Statements of Operations for the Three
                   And Nine Months Ended June 30, 2008 and 2007                                                                       5

            Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended June 30, 2008 and 2007                                                                                 7

             Notes to the Condensed Consolidated Financial Statements                                                         8

             Item 2.  Management’s Discussion and Analysis or Plan of Operations                                    13

             Item 3.   Controls and Procedures                                                                                                      19

Part II – Other Information

             Item 1.  Legal Proceedings.                                                                                                                  20

             Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.                                        20

             Item 3.  Defaults Upon Senior Securities.                                                                                          20

             Item 4.  Submission of Matters to a Vote of Security Holders.                                                      20

             Item 5.  Other Information.                                                                                                                   20

             Item 6.  Exhibits                                                                                                                                     20

             Signatures                                                                                                                                              22

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30,
2008
ASSETS

CURRENT ASSETS
Cash	$187,670
Accounts receivable, principally trade, less allowance
for doubtful accounts of $347,685	5,122,468
Inventories, net	2,041,655
Deferred taxes, less valuation allowance of $810,500	230,100
Prepaid expenses and other current assets	493,187

TOTAL CURRENT ASSETS	8,075,080

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $2,013,692	824,806

OTHER ASSETS	131,264

TOTAL ASSETS	$9,031,150

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30,
2008

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable to bank	$1,197,886
Notes payable - current portion	26,005
Accounts payable and accrued expenses	2,047,600
Deferred revenue	1,297,362

TOTAL CURRENT LIABILITIES	4,568,853

Notes payable - less current portion	65,031

TOTAL LIABILITIES	4,633,884

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,211
Additional Paid in Captal	6,853,412
Accumulated deficit	(2,461,357)

TOTAL STOCKHOLDERS' EQUITY	4,397,266

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,031,150

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2008	2007

Product sales	$2,822,196	$2,867,969
Subcontract sales	397,601	60,900
Service revenue	1,319,367	1,245,506

Total revenues	4,539,164	4,174,375

Cost of product sales	2,400,695	2,365,456
Cost of subcontract sales	339,770	51,122
Cost of service revenue	693,089	550,202
Selling, general and administrative	1,732,963	1,258,257
Depreciation and amortization	62,933	40,773

Total operating expenses	5,229,450	4,265,810

(Loss) from operations	(690,286)	(91,435)

Other income (expenses)
Interest expense	(12,409)	(36,145)

	(12,409)	(36,145)

(Loss) before provision for income taxes	(702,695)	(127,580)

Provision (benefit) for income taxes:
Current	1,000
Deferred	50,000	(51,000)

	51,000	(51,000)

Net (loss)	$(753,695)	$(76,580)

(Loss) Per Common Share
Basic and diluted (loss) Per Share	$(0.14)	$(0.01)

Weighted average number of common share
equivalents outstanding basic and dilutive	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months ended June 30,
	2008	2007

Product sales	$10,056,760	$7,908,860
Subcontract sales	900,368	227,600
Service revenue	3,952,239	3,756,785

Total revenues	14,909,367	11,893,245

Cost of product sales	8,417,744	5,903,154
Cost of subcontract sales	769,594	185,509
Cost of service revenue	1,941,241	1,968,291
Selling, general and administrative	4,622,957	4,057,259
Depreciation and amortization	171,555	122,319

Total operating expenses	15,923,091	12,236,532

(Loss) from operations	(1,013,724)	(343,287)

Other income (expenses):
Interest expense	(95,223)	(100,748)
Gain on equity investment	0	82,673

	(95,223)	(18,075)

(Loss) before provision for income taxes	(1,108,947)	(361,362)

(Benefit) provision for income taxes:
Current	4,000	2,000
Deferred	100,000	(63,000)

	104,000	(61,000)

Net (loss)	$(1,212,947)	$(300,362)

(Loss) Per Common Share:
Basic and diluted (loss) Per Share	$(0.23)	$(0.06)

Weighted average number of common share
equivalents outstanding basic and dilutive	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Nine Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net (loss)	$(1,212,947)	$(300,362)
Adjustments to reconcile net (loss) to net cash provided by
(used in ) operating activities:
Depreciation and amortization *	192,931	143,694
Deferred taxes (benefit)	100,000	(63,000)
Share-based compensation	21,471	23,571
Gain on sale of equity investment		(82,673)
Changes in operating assets and liabilities:
Accounts receivable, net	1,343,843	1,500,172
Inventories, net	(263)	(1,765,721)
Prepaid expenses and other current assets	451,567	(592,996)
Other assets	(39,641)	(547)
Accounts payable and accrued expenses	(417,947)	568,125
Deferred revenue	467,358	1,316

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	906,372	(568,421)

INVESTING ACTIVITIES
Proceeds from sale of equity investment		9,218
Proceeds from note receivable	69,429	7,346
Purchases of property and equipment	(151,156)	(193,884)

NET CASH (USED IN) INVESTING ACTIVITIES	(81,727)	(177,320)

FINANCING ACTIVITIES
Principal payments on notes payable	(17,386)	(20,301)
(Payments) and proceeds from note payable bank - net	(872,680)	799,912

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(890,066)	779,611

NET (DECREASE) INCREASE IN CASH	(65,421)	33,870

Cash at beginning of the period	253,091	272,908

Cash at end of the period	$187,670	$306,778

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$15,449	$12,911
Interest	$91,319	$103,674

* Depreciation of $21,375 is included in cost of product and service sales for the nine months ended
June 30, 2008 and 2007.

During the nine months ended June 30, 2008, the Company purchased equipment of $21,798 through financing.

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2007.

2. Revenue Recognition

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $129,000 at June 30, 2008 and have been included in other current assets.  Billings in excess of costs and estimated profits were $335,000 at June 30, 2008 and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SIGNIFICANT CUSTOMERS

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 18% and 26%, respectively of total net sales in the three and nine months ended June 30, 2008.   Net sales with this authority represented approximately 30% and 21%, respectively of total net sales in the three and nine months ended June 30, 2007.  No one customer provided sales of 10% or more of total sales in the three or nine months ended June 30, 2008 and 2007.  Accounts receivable from significant customers amounted to $850,000 at June 30, 2008.

4.  INVENTORIES

Inventories are priced at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and, at June 30, 2008 reflect an inventory allowance of $473,000 with respect to slow moving or obsolete items.

5. NOTE PAYABLE BANK

The Company has a $3.5 million revolving credit facility with TD Banknorth (“the Bank”)  (the “Credit Facility”).  The Credit Facility has an annual interest rate of prime plus ¼% on outstanding balances (5.25% at June 30, 2008) and was to expire in January 2008.  On December 28, 2007, the credit facility was extended to expire on January 31, 2009.  In connection with this extension, the Company agreed to pay 1% of the credit facility ($35,000) as a commitment and closing fee.  This fee will be amortized from February 1, 2008 through January 31, 2009.   The Company intends to extend or refinance the credit facility by its expiration date.  In view of the Company’s ample working capital collateral, which is far in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary. The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.  Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At June 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $1,197,886 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At June 30, 2008, the Company did not meet one of its financial covenants related to its net worth requirement. However, the requirement of this covenant was waived by the Bank as of June 30, 2008. There can be no assurance that future waivers will be secured if required

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

6. STOCK OPTIONS

A summary of the option activity under the plan as of June 30, 2008 and changes during the nine months ended June 30, 2008 are presented below:

Options

	2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Intrinsic Value	Weighted Average Grant Date Fair Value
Outstanding October 1, 2007	116,000	$2.43			$1.21
Granted	--
Expired	(34,000)	2.50
Outstanding June 30, 2008	82,000	2.40	1.85 Yrs	-0-	$1.21
Exercisable at June 30, 2008	45,200	2.46	1.70 Yrs	-0-	$1.21

A summary of the option activity of nonvested shares at June 30, 2008, and changes during the nine months ended June 30, 2008 is presented below:

		Weighted Average Grant Date Fair Value
Nonvested at October 1, 2007	53,200	$1.25
Vested	16,400	1.21
Nonvested at June 30, 2008	36,800	$1.21

The Company has $51,262 of stock based compensation expense remaining to be expensed over the period July 2008 through January 2012.

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position and results of operations.  As of June 30, 2008, no liability for unrecognized tax benefits was required to be recorded. However, there are certain tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions in which the Company does its business.   The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to the fiscal year ended September 30, 2005.  The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The components of deferred taxes assets and liabilities at June 30, 2008 consists of the following:
Deferred Tax Assets
Allowance for doubtful accounts	$139,000
Inventory reserve	189,200
Net operating loss carryforward (through 2026)	776,200
Other	(63,800)
Total Deferred Tax Asset	$1,040,600
Valuation Allowance	(810,500)
Net Deferred Tax Asset	$230,100

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers projected future taxable income and tax planning strategies in making this assessment. The Company anticipates profitable operations to resume at a level that will result in the utilization of a portion of the deferred tax assets. Accordingly, a partial valuation allowance in the amount of $330,000 was established during the year ended September 30, 2007 and such reserve amount was increased to $810,500 at June 30, 2008.  The valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 8  RECENT PRONOUNCMENTS

In June 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) on the FASB's Emerging Issues Task Force (EITF) Issue No. 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (FSP EITF 03-06-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards' service period. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. Management is currently evaluating the impact the FSP will have on the Company's calculation and presentation of EPS.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, ("SAB 110"). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a the simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective for the Company in its fiscal year beginning October 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its consolidated financial statements.

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

NOTE 8  RECENT PRONOUNCMENTS (continued)

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consoildated financial statements upon adoption.

NOTE 9.  OTHER EVENTS

In February 2008, the President of Casey Systems resigned and in June 2008 the Chief Executive Officer resigned.  The separation costs for these resignations are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations in the amounts of $192,000 and $547,000 for the three months and nine months ended June 30, 2008, respectively.

On April 21, 2008, the Company received a letter (the “Letter”) from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that for the last 30 consecutive days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) (the “Rule”).  The Company has been provided with 180 calendar days (until October 20, 2008) to regain compliance.  The Letter states that if, at any time before October 20, 2008, the bid price of the Company’s common stock closes at $1.00 or greater per share for a minimum of 10 consecutive business days, then NASDAQ will provide the Company with written notification that it has  complied with the Rule.

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

In the event the delisting of the Company’s common stock would occur, the Company would look to have its common stock trade on a different platform or exchange.  The Company is analyzing what effect, if any, a delisting would have on the Company’s financial condition and liquidity.

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

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At June 30, 2008, the Company did not meet one of its financial covenants related to its net worth requirement. However, the requirement of this covenant was waived by the Bank as of June 30, 2008. There can be no assurance that future waivers will be secured if required. At June 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $1,197,886 was owed under the Credit Facility.

Net cash provided by operations for the nine months ended June 30, 2008 amounted to $906,372 as compared to cash being used in operations of $568,421 for the prior year.   The increase in cash provided by operations was primarily due to $1,804,917 being provided from operating assets and liabilities (net) as compared to a use of $289,651 during the prior year period. This improvement in 2008 primarily resulted from almost no inventory increase during 2008 as compared to an increase of $1,765,721 during 2007, which inventory was purchased for a large transit project.

In 2008, the net cash inflow of $906,372 from operations, plus $69,429 of cash proceeds from collection of a note receivable and $65,421 of cash on hand was partially used for equipment purchases of $151,156 and the remaining balance primarily used to reduce the note payable to bank by $872,680.

The ratio of the Company’s current assets to current liabilities decreased to approximately 1.77 to 1 at June 30, 2008 compared to 1.94 to 1 at June 30, 2007. Working capital declined to $3,506,227 million at June 30, 2008 compared to $4,971,610  million at June 30, 2007. This decline is related to funding operations during the past twelve month period and from a reduction in the deferred tax asset.

The Company expects to extend or refinance its bank loan before its maturity on January 31, 2009. In view of the Company’s working capital collateral, which is in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary. The Company anticipates that its existing capital resources and funds expected to be received from operations will be sufficient to satisfy its cash flow requirements through June 30, 2009.

Item 2.     Management's Discussion and Analysis or Plan of Operations

Results of Operations

Revenues and Gross Profit

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands of dollars)

Product Revenue	$2,822	$2,868	$10,057	$7,909
Subcontract Revenue	398	61	900	227
Service Revenue	1,319	1,245	3,952	3,757
Total Revenue	$4,539	$4,174	$14,909	$11,893

Gross Profit Product	421	503	1,639	2,006
Gross Profit Subcontract	58	10	131	42
Gross Profit Service	626	695	2,011	1,789
Total Gross Profit	$1,105	$1,208	$3,781	$3,837

Gross Margin Product %	15%	18%	16%	25%
Gross Margin Subcontract %	15%	16%	15%	19%
Gross Margin Service %	48%	56%	51%	48%

Revenues

The Company's product revenues during the three months ended June 30, 2008 decreased 2% from the respective 2007 period due to a decrease in revenues from transit products following the final stages of a $5.0 million project for a New York City subway station security system.  The Company's product revenues, during the nine months ended June 30, 2008, increased 27% from the respective 2007 period.  This increase in product revenues for this period primarily resulted from higher transit products particularly from the $5.0 million project for a New York City subway station security system.  Revenues of $155,000 and $1.6 million from this project were included in the three and nine month periods of 2008, respectively.

Subcontract revenue increased during the current three and nine month periods as the Company was responsible for two large electrical installation projects and several small projects in the 2008 periods.

Service revenues increased 6% and 5% respectively during the three and nine month periods of 2008 compared to the respective 2007 periods.  The increase in both periods is primarily due to an increase in call-in-service on fire alarm systems (replacement parts and service required by buildings).

Item 2.  Management's Discussion and Analysis or Plan of Operations

Gross Profit

Gross profit on product revenues for the three and nine months ended June 30, 2008 decreased 16% and 18% to $421,000 and $1,639,000 compared to the prior respective 2007 periods. The decline in absolute gross profit margin and the decreases in gross margin percentage are primarily attributable to a shift in product mix to lower margin sales of audio visual and transit projects in 2008.  Recent audio-visual and transit projects involve a lower gross profit percent than the Company’s product mix over the last few years (which was weighted more to life safety). The Company has not yet begun to benefit from the greater revenue levels commensurate with its increased order position which should result in stronger gross margin dollars, notwithstanding the lower gross profit percent.

Gross profit related to subcontract revenues for the three and nine months ended June 30, 2008, increased in absolute terms due to the increase in revenue related to electrical installation during these periods.

Gross profit on service revenues for the three months ended June 30, 2008, decreased as a result of the addition of support staff and senior level management to focus on further development of the service business as it relates to life safety. Gross profit on service revenues for the nine months ended June 30, 2008, primarily increased as a result of a combination of additional revenue from call-in-service on fire alarm systems (replacement parts and service required on buildings) and from certain reductions in the number of service technicians as the Company reduced its customer support staffing levels during 2008. These support levels for certain service activities have been reviewed and were increased in the current quarter of 2008 to provide support for future periods.

Loss from Operations

The $599,000 increase in loss from operations during the three months ended June 30, 2008  includes $103,000 of lower  gross profit margin compared to the prior year period (from product and service revenues as noted above) and from an net increase of $475,000 in selling, general & administrative costs, which includes a provision of $355,000 for separation costs related to the resignation of the Chief Executive Officer of the Company and $69,000 of additional costs for a development program to modernize components of the Company’s proprietary Comtrak fire alarm system. This program is expected to generate future revenue and is designed to allow a building owner to enhance the capabilities of its fire alarm system at a fraction of the cost of a new system replacement and is expected to generate future revenues to the Company as well as extend the useful life of the installed base of the Company’s proprietary Comtrak system. Depreciation expense increased in 2008 primarily due to a new computer system implementation.  The $670,000 increase in loss from operations during the nine months ended June 30, 2008 includes $56,000 of lower gross profit margin and $566,000 of higher selling, general, and administrative expenses compared to the prior year period.  The decline in gross profit was primarily due to a shift in product mix to lower margin sales of transit and audio/visual revenues and related gross margin, which offset  higher gross margin from additional subcontract and service revenue and from reductions in customer support staffing during the nine month period in 2008.  The $566,000 increase in selling, general, and administrative expenses is due to  $547,000 in separation costs for the resignation of both the Chief Executive Officer (noted above) and the President of Casey Systems (which occurred in the quarter ending March 31, 2008) and from additional developmental costs for modernizing the Comtrak fire alarm system. In contrast, the nine month period of 2007 included $96,000 of investment banking and legal expenses related to exploring strategic options.  Depreciation expense also increased for the nine months of 2008 and is related to the improvements to the Company’s computer operating system.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Interest expense decreased during the three months ended June 30, 2008 due to lower borrowing levels and from a decline in interest rates.  Interest expense decreased slightly during the nine months ended June 30, 2008 due to the effect of lower borrowing levels during the last three months of the 2008 period and from lower interest rates during this period.

For the nine month period of 2007, the Company recorded a gain of $82,673 on the sale of its investment in Secure 724 LP, which investment was fully impaired in September 2006.

Tax Provision

The Company’s deferred income tax expense for the three and nine month periods of 2008 includes a $50,000 and $100,000 valuation allowance, respectively,  for the future utilization of the Company’s deferred tax asset   In addition, no current income tax benefit was recorded for the operating loss in 2008.  Therefore, the valuation allowance for the nine months ended June 30, 2008 was increased by $440,000 related to this operating loss.

Order Position

The Company’s order position, excluding service, at June 30, 2008 was $12,800,000 as compared to $11,100,000 at September 30, 2007 and $12,500,000 at June 30, 2007.  This order position includes large orders received for several subway complexes which will be deliverable over several years as the projects are released. Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others).   The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

Significant Customers

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 18% and 26%, respectively of total net sales in the three and nine months ended June 30, 2008.   Net sales with this authority represented approximately 30% and 21%, respectively of total net sales in the three and nine months ended June 30, 2007.  However no customer provided sales of 10% or more of total sales in the three or nine months ended June 30, 2008. Accounts receivable from significant customers amounted to $850,000 at June 30, 2008.

Other

On April 21, 2008, the Company received a letter from the NASDAQ Stock Market notifying the Company that for the last 30 consecutive days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion in the NASDAQ

Item 2.  Management's Discussion and Analysis or Plan of Operation

Stock Market.  The Company has been provided with 180 calendar days  (until October 20, 2008) to regain compliance.

Management and the Board of Directors will consider available strategies in order to satisfy the minimum bid price requirement, however there can be no assurance that the Company will be able to maintain the listing of its common stock on the NASDAQ Global Market.

In the event the delisting of the Company’s common stock would occur, the Company would look to have its common stock trade on a different platform or exchange.  The Company is analyzing what effect, if any, a delisting would have on the Company’s financial condition and liquidity.

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

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

            None

Item 5.   Other Information.

None

Item 6.  Exhibits

             (a)  Exhibits

31.1  Certification of Paul Mendez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certifications of Paul Mendez and John A. Poserina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date:  August 13, 2008