Form 10KSB
period 2008-09-30
SYNERGX SYSTEMS INC
filed 2009-01-08
CIK 823130

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20459

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17580

SYNERGX SYSTEMS INC
(Exact name of Small Business Issuer in its charter)

Delaware	11-2941299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Lafayette Drive, Syosset, New York  11791
(Address  of principal executive offices) (zip code)

Issuer's telephone number, including area code:  (516) 433-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's   knowledge, in definitive proxy  or  information statements by reference in Part III of this Form 10-KSB ( )

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    YES ☐   NO ☒

     State issuer's revenues for its most recent fiscal year: $20,104,332

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the  Registrant's Common  Stock,  $.001  par  value  per  share,  as of  December  30,  2008  was $1,170,196 Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of December 30, 2008, the Registrant  had  5,210,950 shares of Common Stock outstanding.

       Documents Incorporated by Reference: Definitive Proxy Statement to be filed.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements.  These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated  or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners. our ability to compete, the adequacy of our current facilities and the performance of our current and future products and services.

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may”,  “should”, “expects”, “anticipates”, “estimates”, “believes”,  ”plans”, or “projects”.  Our actual results may differ materially from any forward-looking statements.  We caution you not to place undue reliance on these forward-looking statements.  The forward-looking events discussed in this annual report may not occur, and actual events and results may differ materially and are subject to risks and uncertainties.    The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly revise these forward-looking statements to reflect events or circumstances after the date of this filing.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW.  Synergx Systems Inc. ("Synergx" or the "Company") is a Delaware corporation organized in October 1988 to acquire controlling interests in companies engaged in the design, manufacture, distribution, sale and servicing of fire, life safety, security, energy management, intercom, audio-video communication and other systems. Reference to Synergx or the Company include operations of each of its subsidiaries except where the context otherwise requires.

Synergx's business is conducted through subsidiaries in the New York City metropolitan area. Synergx conducts its business in New York principally through Casey Systems Inc. (“Casey”) its wholly owned subsidiary located in New York City and Long Island, New York.

CASEY SYSTEMS.   Synergx’s principal operating subsidiary is Casey.   Casey has been in the business of designing, servicing and maintaining building communication systems since 1970.   Today Casey is a diversified systems integrator which, in addition to its own proprietary line of life safety and building protection products, also is a premier low-voltage systems provider for a broad range of video, teleconferencing/ multimedia, audio visual, public address, customer information, access control, intercoms, security, closed circuit TV (CCTV) and professional sound systems.   In addition, Casey designs, markets and supports these systems for the rail and mass transit industries.

Fire and Life Safety.  For over 30 years Casey has been providing fire and smoke signaling and detection systems for institutional, municipal, commercial and residential buildings in the New York City metropolitan area.  Casey provides services primarily as a sub-contractor to electrical and general contractors.  Casey also acts as a general  contractor from time to time as well as engages in direct sales of products and services to building owners, managers and other users.  New and modified systems must be installed and maintained in compliance with local law requirements.  New York City in particular maintains a very comprehensive and detailed body of regulations to govern the installation and operation of fire alarm and life safety systems.  Casey markets its expertise in putting systems on line and servicing such systems in compliance with these regulations.

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

 Transit.   Since 1991 Casey has designed, installed and maintained sound, life safety and security systems for over one hundred transit facilities in the New York City metropolitan area.   Casey has expanded its capabilities to handle all low voltage systems and fiber communications systems for mass transit facilities.  Our staff consists of experienced sales engineers, project managers, field technicians and administrative support staff who are experienced with the specialized technical, documentary and critical path requirements of this market.   Casey markets its products and services to prime contractors and electrical contractors to serve as the required systems integrator on projects for the New York City Transit Authority, Metro-North, The Long Island Railroad, New Jersey Transit, Amtrak and other agencies.  In nearly all cases the systems integrator hired by the prime or electrical contractor must be approved by the relevant agency.  Our communications engineers are approved by the New York City Transit Authority and other agencies.   Casey and its engineers are also certified in most cases as the sole or one of only a limited number of manufacturers of numerous systems specified by these agencies.

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

Service.  Casey continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and to market service of Comtrak and other projects coming out of warranty and the renewal of such contracts. To provide efficient and productive customer service, Casey maintains an office in New York City which houses its New York service management and offers 24/7 customer support with over 30 manufacturer-trained field service technicians

RESEARCH AND DEVELOPMENT.   During the fiscal years ended September 30, 2008 and 2007, Synergx spent approximately $335,000 and $304,000, respectively, for research and development of Synergx's life safety and communication systems.

CUSTOMERS AND SUPPLIERS. For the fiscal year ended September 30, 2008, no customer accounted for more than 10% of Synergx's revenues and at September  30 2008, one customer accounted for more than10% of Synergx’ s accounts receivable (amounting to 10.4%).  Only one supplier accounted for more than 10% of Synergx's cost of sales (amounting to 16%) during the year ended September 30, 2008..

For the fiscal years ended September 30, 2007, one customer accounted for more than 10% of Synergx's revenues (amounting top 14.4%). . Also, at September 30, 2007, one customer accounted for more than 10% of Synergx’s accounts receivable (amounting to 23.7%).  Only one supplier accounted for more than 10% of Synergx’s cost of sales (amounting to 14%) during the year ended September 30, 2007.

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Sales to this authority represented approximately  24 % and  29% respectively of the total sales in the years ended September 30, 2008 and September 30, 2007.

REGULATIONS.  Synergx believes that it complies with applicable building codes, zoning ordinances, occupational, safety and hazard standards and other Federal, state and local ordinances and regulations governing its business activities. Environmental regulations do not have a material effect on any of our businesses.

COMPETITION.  Synergx’s business is competitive; some of Synergx's competitors may have greater financial resources and may offer a broader line of fire and life safety products. Synergx also faces competition in the servicing of systems which it sells. Accordingly, even though Synergx may sell and install a fire and life safety and/or communications system, it may not receive the contract to service that system. Synergx, however, believes that it can effectively compete with any entity which conforms to applicable rules and regulations.

EMPLOYEES.  As of September 30, 2008, Synergx and its subsidiaries had 89 full time employees, including 32 New York hourly employees that are covered by a Collective Bargaining Agreement expiring March 2009.

BUSINESS CONDITIONS.   Synergx believes that its labor and material sources are sufficient and that other than normal competitive factors, and what is discussed above or under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", Synergx's operations and industry do not have any special characteristics which may have a material impact upon its future financial performance.  Due to the current economic climate, however, the Company expects to have difficulty instituting price increases to offset increased costs.

PATENTS AND TRADEMARKS.  The Company does not have any patents on its systems, but, it uses proprietary technology which it seeks to protect as trade secrets. The "Firetector," "Casey Systems" and "COMTRAK" trademarks are registered with the United States Patent and Trademark Office.

RELATIONSHIP WITH FIRECOM, INC.  At September 30, 2007, Firecom, Inc. (“Firecom”) (a privately owned company involved in the firm alarm business) owned 1,352,544 shares or approximately 26% of the Company’s outstanding shares of common stock.  During the fiscal year ended September 30,.2008, Firecom purchased an additional 225,568 shares increasing its beneficial ownership to 1,578,012 shares  equal to 30% of the Company’s outstanding shares of common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company will pay Mr. Mendez an annual base salary of $20,000, not including any performance bonuses or equity compensation that may be approved by the Board of Directors and its compensation committee.   Pursuant to the employment agreement, both the Board of Directors of the Company and Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentially provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. Since February 2008 the Company paid  Firecom $135,000 for the services of this individual.

The Company and Firecom have entered into several transactions in the ordinary course of business that are not material to the revenues, gross profit or net income of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom 2% sales commissions related to these sales.  Firecom has manufactured and sold to the Company certain fire alarm equipment made  to the Company’s specifications. This equipment was sold to the Company for $35,000 during the year ended September 30, 2008. The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the year ended September 30, 2008 these products were sold to Firecom for $85,000. The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company leases approximately 16,400 square feet of office, manufacturing and warehouse space in Syosset, New York under a seven year lease that was to expire in  June 2007.  In 2006, the lease was extended on similar terms to expire June 30, 2012.The rental schedule provides for monthly rent of $18,400 during 2008 with 3.3% yearly increases through the remainder of the term of the lease.

     The Company has a lease for its service center in New York City that became effective August 2002 and runs through December 31, 2009.  The lease is for office and warehouse space. The rental schedule provides for monthly rent of $7,883 during 2008 plus expenses with 2% yearly increases through the remainder of the term of the lease.

     Management  believes  there is sufficient space at these facilities for its current and intended business.

ITEM 3. LEGAL PROCEEDINGS

    In the normal course of its  operations,  the Company has been, or from time to time may be, named in legal  actions  seeking  monetary  damages.  While the outcome of these matters cannot be estimated with certainty, and certain matters are in early or discovery stages of litigation, management does not expect,  based  upon consultation  with  legal  counsel and insurance coverage,  that such actions will have a material effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year covered by this report except those items voted upon during the annual meeting of stockholders held in March 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Synergx's  Common Stock has been traded on the National  Association  of Securities Dealer's Inc. Automated  Quotation System ("NASDAQ") since April 11, 1989  under the "FTEC" symbol and since May 2002 under the “SYNX” symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from December 31, 2006 through  September 30, 2008 which  quotations  were  obtained  from the  National  Association  of Securities  Dealers Inc.

	Bid		Ask
Quarter Ended	High	Low	High	Low

Fiscal Year Ended September 30, 2007

December 31, 2006	2.620	1.100	2.720	1.360
March 31, 2007	2.380	1.380	2.540	1.400
June 30, 2007	2.350	1.610	2.450	1.810
September 30, 2007	2.380	1.800	2.590	1.860

Fiscal Year Ended September 30, 2008

December 31, 2007	2.200	1.220	2.300	1.250
March 31, 2008	1.320	0.010	2.130	0.660
June 30, 2008	1.030	0.250	1.430	0.580
September 30, 2008	0.870	0.250	1.000	0.260

     The above  quotations  represent  prices  between  dealers,  do not include retail  markups,   markdowns  or  commissions  and  may  not  represent   actual transactions.  As of  December 11,  2008,  there  were 248 record  holders  of Synergx's Common Stock.

     On December 30, 2008, the closing bid and ask prices for the Common Stock were $.25 and $.40, respectively.

    On April 21, 2008, the Company received a letter (the “Letter”) from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that for the last 30 consecutive days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion in the NASDAQ Stock Market.  The Company had been provided with 180 calendar days (until October 20, 2008) to regain compliance.

     On October 20, 2008, the Company received notification that NASDAQ had suspended for a three-month period the enforcement of rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ  has said it will not take any action, effective October 17, 2008,  to delist any security for these concerns during the suspension. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, January 16, 2009.and will be reinstated on Monday, January 19, 2009.

    If, at any time before January 22, 2009, the bid price of the Company’s common stock closes at $1.00 or greater per share for a minimum of 10 consecutive business days, then NASDAQ will provide the Company with written notification that it has complied with Marketplace Rule 4310 (c)  (4) (the “Rule”). If compliance with the Rule cannot be demonstrated by January 22, 2009, then NASDAQ will decide whether the Company meets NASDAQ’s listing criteria set forth in the Rule, except for the bid requirement.  The notification states that, if the Company meets these criteria, then the Company will be granted an additional 180 calendar day compliance period.  If the Company is not granted an additional 180 calendar period, then NASDAQ will provide written notification that the Company’s securities will be delisted.

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

The Company has not paid any cash dividends on its Common Stock. Payment of cash dividends in the foreseeable future is not contemplated by the Company. Whether dividends are paid in the future will depend on the Company's earnings, capital requirements, financial condition along with economic and market conditions, industry standards and other factors considered relevant to the Company's Board of Directors. Payment of dividends is restricted in certain cases by the Company's credit facilities. Accordingly, no assurance can be given as to the amount or timing of future dividend payments, if any.

Securities Authorized for Issuance under Equity Compensation Plans

    The table sets forth certain information, as of September 30, 2008, concerning equity securities authorized for issuance under the 1997 Non-Qualified Stock Option Plan:

	(a)	(b)	©
	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(exclusing securities reflected in column (a)
Equity compensation plans approved by security holders	57,000	$2..36	277,997
Equity compensation plans not approved by security holders
Total	57,000	$2.36	277,997

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to 2008 and 2007 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to the fiscal years ended September 30, 2008 and September 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2008, the Company had a $3.5 million dollar revolving credit facility with TD Banknorth, N.A. (the Bank”) (the “Credit Facility”). This  Credit Facility had an annual interest rate of prime plus ¼% and was to expire in January  2009.  On December 23, 2008, the Company received a letter from the bank agreeing to extend the expiration date of the Credit Facility through October 1, 2009, and to revise the facility to $2.5 million with an increased interest rate of prime plus 2%. Advances under the Credit Facility are measured  against a  borrowing base  calculated on  eligible  receivables  and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating  subsidiaries.

    The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, and making acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At September 30, 2008, the Company did not meet financial covenants related to its debt service coverage ratio and tangible net worth.  However, the requirements of these covenants were waived by the bank in conjunction with the agreement to extend the Credit Facility. At September 30, 2008 the full amount of the Credit Facility was available under the borrowing base calculation and $518,000 was owed under the Credit Facility.

     Net cash provided by operations for the year ended September 30, 2008 amounted to $1,739,000 as compared to $883,000 of cash being used in operations during the prior year.  The increase in cash being provided by operations was primarily due to a net decrease of $2,381,000 in operating assets and liabilities in 2008 partially offset by the higher net loss in 2008.   This decrease reflects a reduction in working capital from a $5.0 million transit project that was completed in 2008.  This reduction in working capital was primarily due to a $1.2 million decrease in accounts receivable. The reduction in working capital was also related to an increase in deferred revenue related to a project which will be completed in the fiscal year ending September 30, 2009 and from an increase of $464,000 in accounts payable and accrued expenses which includes the deferred payment of a portion of separation costs and advance payments from tenant customers for a large retail outlet center project.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

In 2008, the net cash inflow of  $1,739,000 from operations plus $68,000 of cash proceeds from collection of a note receivable  were used for the purchases of capital assets of $224,000 (primarily for a new management information system and test equipment for a new fire alarm product) and to reduce bank borrowing by $1,553,000.  The Company has working capital of $3,836,000 at September 30, 2008 and will fund its operations using this working capital and cash generated from operations.

      The ratio of the Company’s current assets to current liabilities decreased to approximately 1.83 to 1 at September 30, 2008 compared to 3.01 to 1 at September 30, 2007.  Working capital declined to $3.8 million at September 30, 2008 compared to $6.7 million at September 30, 2007. This decline is related to funding operations during the past year, a $330,000 reduction in the deferred tax asset and a $1.5 million reduction in bank borrowing.

RESULTS OF OPERATIONS

Revenues and Gross Profit

	For the years ended September 30,
	(In thousands)
	2008	2007

Product Sales	$13,075	$12,953
Subcontract Sales	1,728	319
Service Revenue	5,301	5,017
Total Revenue	$20,104	$18,289

Product Gross Margin	$2,314	$2,948
Subcontract Gross Margin	246	58
Service Gross Margin	2,584	2,485
Total Gross Margin	$5,144	$5,491

Gross Profit Product %	18%	23%
Gross Profit Subcontractor %	14%	18%
Gross Profit Service %	49%	50%
Total Gross Profit %	26%	30%

Revenues

      The increase in product sales resulted from higher shipments of audio/visual, security, and fire alarm products in 2008, which offset a decline in revenues from transit products following the final stages of a $5.0 million project for a New York City subway station security system. Revenues of $3.5 million from this project where included in 2007 product sales. The improvement in fire alarm product revenue is from the installation of a fire alarm system at a major new retail outlet center and from increased revenues related to tenant changes in certain buildings.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

    Subcontract sales increased during 2008 as the Company was responsible as prime contractor for the electrical installation at a major new retail outlet center and for several other large electrical installation projects compared to a few smaller projects in 2007.

    Service revenues increased 6% during 2008 primarily due to an increase in call-in service on fire alarm systems (replacement parts and service required by buildings).

Gross Profit

     Gross profit margin from product sales decreased 22% to $2,314,000. The decline in absolute gross profit margin and the decrease in gross margin percentage are primarily attributable to a shift in product mix to lower margin sales of audio visual and security projects in 2008. Gross profit margin as a percentage of product sales was 18% in 2008 compared to 23% in 2007.  This decline in gross profit percentage was due to a shift in product mix to larger projects with lower margin sales in 2008.  Recent audio-visual, security, transit projects and the large fire alarm outlet center project involved a lower gross profit percentage than the Company experienced over the last few years from its product mix.

     Gross profit margin related to subcontract sales for 2008 increased in absolute terms as the Company was responsible for a greater number of electrical installations by third parties (subcontract work) and one large installation at a major retail outlet center in 2008 (noted above). The gross margin percentage in 2008 is due to a lower margin percentage received on the major retail outlet center project.

     Gross profit margin from service revenues increased 4% in absolute terms during 2008 due to the increase in call-in-service on fire alarm systems (noted above).  Gross margin as a percentage of revenues declined due to additional costs of service administration staff in 2008.

Selling, General and Administrative Expenses

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Selling, General and Administrative Expenses (“S G & A”) increased  $134,000  in 2008 over 2007 primarily due to $547,000 in separation costs for the resignation of both the Chief Executive Officer and the President of Casey Systems.  Partially offsetting these  separation costs were $185,000 of savings related to the elimination of expenses for these executive positions (for the remaining part of 2008), and from a $155,000 reduction in selling costs, which primarily reflect certain staff eliminations.  The Company maintained a high level of developmental costs for modernizing components of the Company’s proprietary Comtrak fire alarm system. This program is expected to generate future revenue and is designed to allow a building owner to enhance the capabilities of its fire alarm system at a fraction of the cost of a new system replacement and is expected to generate future revenues to the Company as well as extend the useful life of the installed base of the Company’s proprietary Comtrak system. In contrast, 2007 included $96,000 of investment banking  and legal expenses related to exploring strategic options.

  In 2008, S G & A continued to reflect a high level of  sales and marketing personnel expenses which were geared to support higher product revenues.  However,  S G & A expenses as a percentage of sales declined 2.2% to 28.6% in 2008 due to higher sales volume compared to the relative fixed nature of these costs.

(Loss) Before Tax

      The $541,000 increase in loss from operations during 2008 includes $347,000 of lower gross profit margin and $133,000 of higher selling, general and administrative expenses compared to 2007. The decline in gross profit was primarily due to a shift  in product mix to lower margin sales of audio/visual, security and certain fire alarm revenue and related gross margin, which offset higher gross margin from additional subcontract and service revenues in 2008. The increase in selling, general and administrative expenses was primarily due to $547,000 of separation costs in 2008 from the resignation of both the Chief Executive Officer and the President of Casey Systems (noted above).   In 2008, depreciation expense increased $20,000 primarily resulting from a new computer system.

      Interest expense decreased $31,000 during 2008 due to the effect of both lower interest rates and lower borrowing levels.

      During 2007, the Company sold its 25% equity investment in Secure 724 LP and reported a gain of $98,000 on the sale. In 2008, the Company benefited from receipt of $6,268 of contingent proceeds from this sale.  The sales agreement provides for an additional variable payment based on sales of Secure 724 product up to a maximum additional payment of $73,455. The Company received $6,268 and $1,075 of the variable payment during 2008 and 2007, respectively.

Critical Accounting Policies

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

Management's Discussion and Analysis of Financial
Condition and Results of Operations

The Company believes that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form this basis for the accounting policies deemed to be most critical to us.  These relate to inventory and revenue recognition.  We believe estimates and assumptions are related to  these critical accounting policies are appropriate under the circumstances.  However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Order Position

     Synergx’s order position, excluding service was $12.5 million at September 30, 2008   compared to $11.2 million level at September 30, 2007. The Company expects to fulfill a significant portion of its order position over the next twelve months.    While quotation activity is brisk, there is no assurance when orders will be received and whether the order position will increase.  Due to the fact that some of the  Company's products  are sold and installed  as part of  larger construction  or mass transit  projects,  there is typically a delay between the booking of the contract and its revenue realization. The order position from time to time includes, and the Company continues  to bid on, projects  that  include   subcontractor  labor,  (electrical installation performed by others). The Company expects to be active in  seeking  orders  where the Company would act as a prime contractor and responsible for management of the project as well as  electrical installation.

Plan of Operations

      During  fiscal  2009,  management  intends  to continue to focus  on intensified marketing  programs with fire, security and audio/visual products. Management has decided to be more selective in bidding on transit projects since these projects extend over long periods of time (which is problematic in the assignment of staff) and are subject to changes in funding by the agencies these projects relate to. Management intends to  continue  to contain or monitor fixed overhead as well as to reduce  variable  costs through  improved  efficiency and productivity.   Specifically management is pursuing a strategy of aggressive  marketing of products and systems to drive more revenue through established channels of distribution.   Management will concentrate on these initiatives with a focus on reducing costs thereby enhancing the Company’s competitiveness which combined  with improved sales and marketing techniques should result in increased revenues over time.  However, competition remains severe in many of the Company’s product categories.  Longer term, management expects increased demand for the Company’s audio-visual, public address, security and other communication products.  Recent enhancements  to Synergx’s  management information systems and methods of approving and monitoring  project costs  have improved management's ability to pinpoint waste  and/or third party (supplier or customer) cost responsibility.  Further enhancements in these areas will be in progress during 2009.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Inflation

     The  impact  of  inflation  on the  Company's  business  operations has not been material in the past.  Casey's  labor  costs  are  normally  controlled  by union  contracts covering a period of three years and its material  costs have remained  relatively stable.  However, in July of 2005, the Company and its union agreed to a new contract, which expires in March 2009, that provides for wage/benefits increases of approximately 4% in each year.  Under terms of previous union contracts, certain union members, upon passing certain test requirements, began moving up to higher paying categories that have multiple salary steps per year in excess of the 4% contractual level. In addition, the demand for highly skilled professionals has resulted in the need to assess salary levels in order to remain competitive.  Management can not predict the results of the upcoming union negotiation. The Company will try to mitigate the effect of any increases in labor costs by efficiency initiatives and  expense reductions.  Due to the current economic climate, the Company expects to have difficulty instituting price increases to offset increased costs.

Off-Balance Sheet Arrangements

   As of September 30, 2008,  the Company did not have any off-balance sheet debt nor did it have any material transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant resources or significant components of revenue or expenses.

Continued Listing on NASDAQ

    On April 21, 2008 the Company received a letter from the NASDAQ Stock Market notifying the Company that for the last 30 days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion in the NASDAQ Stock Market.

    In addition, on October 20, 2008, NASDAQ notified the Company that due to extraordinary market conditions NASDAQ decided, effective October 17, 2008, to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday January 16, 2009.

     Management and the Board of Directors will consider available strategies in order to satisfy the minimum bid price requirement , however there can be no assurance that the Company will be able to maintain the listing of its common stock on the NASDAQ Global Market.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

    In the event the delisting of the Company’s common stock would occur, the Company would look to have its common stock trade on a different platform or exchange. The Company is analyzing what effect, if any, a delisting would have on the Company’s financial condition and liquidity.

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements together with accompanying notes and the reports of our independent registered public accounting firms, are set forth on the pages indicated below.

Reports of Independent Registered Public Accounting Firms	F-1

Audited Consolidated Financial Statements	F-2

Consolidated Balance Sheet September 30, 2008	F-3

Consolidated Statements of Operations Years Ended September 30, 2008 and 2007	F-5

Consolidated Statements of Stockholders’ Equity Years Ended September 30, 2008 and 2007	F-6

Consolidated Statements of Cash Flows Years Ended September 30, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

On September 3, 2008, the Company dismissed Marcum & Kleigman LLP (“M&K”) as its principal accountants.  The Audit Committee and Board of Directors participated in and approved the decision to change independent accountants.

M&K audit reports on the consolidated financial statements of Synergx Systems Inc. as of and for the fiscal years ended September 30, 2007 and 2006 (collectively, the “Financial Statements”) did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with M&K audits for the two fiscal years ended September 30, 2007 and 2006 and the subsequent interim period through September 5, 2008, there have been no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K would have cause it to make reference to the subject matter of the disagreements in connection with its audit reports on the Financial Statements.  Additionally, during the two most recent fiscal years through September 30, 2007, there have been no reportable events, as such term is defined in Item 304(a)(1)(v) of Registration S-K.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The Company’s disclosure controls and procedures are effective to ensure that such information is accumulated and communicated to the Company’s management, and made known to the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decision regarding the required disclosure.

There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting during the period covered by the Annual Report.

Management’s Report on Internal Control Over Financial Reporting

We, the Chief Executive Officer and Chief Financial Officer of Synergx Systems Inc. are responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2008 based on the specified criteria.  We identified control deficiencies  regarding: (1) lack of segregation of duties  (2) small size of dedicated accounting and finance staff to keep abreast of developing U. S. GAAP and SEC reporting matters.   We believe that these material weaknesses are due to the fact that we are a small sized company.  During the  fiscal year ending on September 30, 2009 we intend to develop additional procedures to address these issues; however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that we identified could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended September 30, 2008, included in this Annual Report on Form 10-KSB were fairly stated in accordance with accounting principles generally accepted in the United States.  Accordingly, we believe that despite our material weakness, our financial statements for the year ended September 30, 2008 are fairly stated, in all material respects, in accordance with accounting principles generally accepted in the United States.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered  public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

Item 9.  Directors, Executive Officer, Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 10.  Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS

     (a)  Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (6)

3.2	By-Laws of the Company (2)

4.1	Specimen Common Stock Certificate (2)

10.1	Credit Facility dated October 9, 2003 between Synergx Systems Inc. as borrower and Hudson United Bank as lender. (5)

10.2	Employment Agreement between Casey Systems Inc. and Al Koenig dated as of February 17, 2005 (7)

10.3	Employment Agreement between Synergx Systems Inc. and Daniel S. Tamkin dated as of October 1, 2005 (7).

10.4	Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents, between Synergx Systems Inc. and TD Banknorth, N.A., dated as of September 29, 2006. (8)

10.8	Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (3)

10.9	Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord (4)

10.10	Form of Limited Partnership Agreement dated May 29, 2003 between 3077118 Nova Scotia ULC (a Synergx Systems owned company) and Secure 724 LP (5)

10.11	Separation Agreement and General Release dated June 2, 2008, between Daniel S. Tamkin and Synergx Systems Inc. (9)

10.12	Employment Agreement, dated as of June 10, 2008, between Synergx Systems Inc and Paul Mendez (10)

22.1	Subsidiaries of the Registrant *

23.1	Consent of Nussbaum Yates Berg Klein & Wolpow, LLP Independent Registered Public Accounting Firm *

23.2	Consent of Marcum & Kliegman LLP Independent Registered Public Accounting Firm *

31.1	Certification of Paul Mendez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Paul Mendez and John A. Poserina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(9)  Reference is made to the correspondingly numbered Exhibit to the Company’s  Current Report on Form 8-K filed on June 6, 2008.

(10)  Reference is made to the correspondingly numbered Exhibit to the Company’s  Current Report on Form 8-K filed on June 11, 2008.

(b)  Reports on Form 8-K

The Company filed two reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2008.  The reports were filed August 13, 2008 (items 2.02 and 9.01) and September 8, 2008 (item 4.01).

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange  Act of 1934,  the  Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SYNERGX SYSTEMS INC. (Registrant)

January 5, 2009	By:	/s/ Paul Mendez
Paul Mendez
Chief Executive Officer and Director

     In  accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Paul Mendez	Chairman, Chief Executive Officer and Director	January 5, 2009
Paul Mendez

/s/ John A. Poserina	Chief Financial Officer (Principal Accounting and Financial Officer), Secretary, and Director	January 5, 2009
John A. Poserina

/s/ Harris Epstein	Director	January 5, 2009
Harris Epstein

/s/ Peter Barotz	Director	January 5, 2009
Peter Barotz

/s/ Ronald P. Fetzer	Director	January 5, 2009
Ronald P. Fetzer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Synergx Systems Inc.

We have audited the accompanying consolidated balance sheet of Synergx Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

NUSSBAUM YATES BERG KLEIN WOLPOW, LLP
Melville, New York

January 5, 2009

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and Shareholders of Synergx Systems Inc.

We have audited the accompanying  consolidated statements of operations,  stockholders' equity, and cash flows for the  year ended September 30, 2007 of Synergx Systems Inc. and its  subsidiaries  (the “Company”)    These financial  statements are the  responsibility of the Company's management. Our  responsibility is to express an  opinion  on these  consolidated  financial statements  based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and  cash flows for the  year ended September 30, 2007, of Synergx Systems Inc. and its subsidiaries in conformity  with accounting principles generally accepted in the United States of America.

/s/ MARCUM & KLIEGMAN LLP
New York, New York

December 26, 2007

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30,
2008
ASSETS

CURRENT ASSETS
Cash	$263,000
Accounts receivable, principally trade, less allowance
for doubtful accounts of $302,000	5,271,000
Inventories, net	1,948,000
Prepaid expenses and other current assets	988,000

TOTAL CURRENT ASSETS	8,470,000

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $2,091,000	816,000

OTHER ASSETS	250,000

TOTAL ASSETS	$9,536,000

See accompanying Notes to the  Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30,
2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - current portion	27,000
Accounts payable and accrued expenses	2,994,000
Deferred revenue	1,613,000

TOTAL CURRENT LIABILITIES	4,634,000

OTHER LIABILITIES

Note payable to bank	518,000
Notes payable - less current portion	57,000

TOTAL LIABILITIES	5,209,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized- none issued and outstanding
Common stock, 10,000,000 shares authorized, $.001 par value; issued and outstanding 5,210,950 shares	5,000
Additional Paid in Captal	6,850,000
Accumulated deficit	(2,528,000)

TOTAL STOCKHOLDERS' EQUITY	4,327,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,536,000

See accompanying Notes to the Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2008	2007

Product sales	$13,075,000	$12,953,000
Subcontract sales	1,728,000	319,000
Service revenue	5,301,000	5,017,000

Total revenues	20,104,000	18,289,000

Cost of product sales	10,761,000	10,005,000
Cost of subcontract sales	1,482,000	261,000
Cost of service revenue	2,717,000	2,532,000
Selling, general and administrative	5,759,000	5,625,000
Depreciation and amortization	259,000	198,000

Total operating expenses	20,978,000	18,621,000

(Loss) from operations	(874,000)	(332,000)

Other income (expense):
Interest expense	(110,000)	(142,000)
Gain on equity investment	6,000	98,000

	(104,000)	(44,000)

(Loss) before (benefit) provision for income taxes	(978,000)	(376,000)

(Benefit) provision for income taxes
Current	(30,000)	11,000
Deferred	330,000	159,000

	300,000	170,000

Net (Loss)	(1,278,000)	(546,000)

(Loss) per Share
Basic and diluted (loss) per Share	$(0.25)	$(0.10)

Basic and diltued weighted average number of common
shares outstanding	5,210,950	5,210,950

See accompanying Notes to the  Consolidated Financial Statements

SYNERGX SYSTEMS INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2008 and 2007

					(ACCUMULATED
	TOTAL			ADDITIONAL	DEFICIT)/
	STOCKHOLDERS'	COMMON STOCK		PAID IN	RETAINED
	EQUITY	SHARES	AMOUNT	CAPITAL	EARNINGS

Balance at September 30, 2006	$6,105,000	5,210,950	$5,000	$6,804,000	$(704,000)

Net (Loss)	(546,000)				(546,000)

Stock-based compensation	28,000			28,000

Balance at September 30, 2007	$5,587,000	5,210,950	$5,000	$6,832,000	$(1,250,000)

Net (Loss)	(1,278,000)				(1,278,000)

Stock-based compensation	18,000			18,000

Balance at September 30, 2008	$4,327,000	5,210,950	$5,000	$6,850,000	$(2,528,000)

See accompanying Notes to the  Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net (Loss) from continuing operations	$(1,278,000)	$(546,000)
Adjustments to reconcile net (loss) to net cash (used in)
provided by operating activities:
Depreciation and amortization *	288,000	226,000
Deferred tax (benefit)	330,000	190,000
Share-based compensation	18,000	28,000
Gain on sale of investment	-	(98,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,195,000	(447,000)
Inventories	93,000	(1,000)
Prepaid expenses and other current assets	(174,000)	(605,000)
Income tax receivable	-	80,000
Other assets	(44,000)	(26,000)
Accounts payable and accrued expenses	528,000	390,000
Deferred revenue	783,000	(74,000)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	1,739,000	(883,000)

INVESTING ACTIVITIES
Proceeds from sale of equity investment	6,000	9,000
Proceeds from note receivable	68,000	21,000
Purchases of property and equipment	(224,000)	(281,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(150,000)	(251,000)

FINANCING ACTIVITIES
Principal payments on notes payable	(26,000)	(27,000)
Payments and proceeds from note payable bank - net	(1,553,000)	1,141,000
Proceeds from exercise of stock options and warrants

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,579,000)	(1,114,000)

NET INCREASE (DECREASE) IN CASH	10,000	(20,000)

Cash at beginning of the year	253,000	273,000
Cash at end of the year	263,000	253,000

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$23,000	$13,000
Interest	$106,000	$146,000

NON-CASH INVESTING AND FINANCING ACTIVITIES

Note receivable in amount of $73,000 obtained in consideration for sale of equity investment in the year ended September 30, 2007.

* Depreciation of $29,000 and $27,000 is included in cost of product and service sales for the years ended September 30, 2008 and 2007, respectively.

During the year ended September 30, 2008, the Company purchased equipment of $22,000 through financing.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Synergx Systems Inc.  and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. (“Casey”), and Systems Service Technology Corp. (“SST”). In addition, the Company has a payroll disbursing subsidiary FT Clearing Inc. and Comco Technologies Inc., a subsidiary that held the investment in Secure 724 LP, which was sold in March 2007 (see Note 3).  Significant intercompany items and transactions have been eliminated in consolidation.

Revenue Recognition

Product sales include sales of systems,  which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts  are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $640,000 at September 30, 2008 and have been included in other current assets.  Billings in excess of costs and estimated profits were $841,000 at September 30, 2008 and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are preformed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue Recognition (continued)

Subcontract sales principally represent revenues related to electrical installation of wiring and piping performed by others for the Company when the Company acts as the prime contractor and sells its products along with electrical installation.  Revenue is recognized when these services are performed at the job site.

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

Inventories

Inventories are priced at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and parts for service  and at September 30, 2008 reflects an inventory allowance of $613,000 for slow movement and obsolescense .

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

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Assets

Other assets primarily consist of  security deposits of $47,000,  goodwill related to the acquisition of Casey Systems of approximately $34,000, deferred bank fees of $12,000, deferred costs of $26,000 related to required independent approval for the upgrade to the Company’s Comtrak fire alarm system, which will be amortized over the estimated period of sales and restricted cash on deposit with the Company’s bank of $125,000.

The Company does not amortize goodwill but evaluates whether the carrying value of goodwill has become impaired. This evaluation is performed on an annual basis each fiscal year end. The Company has determined that there was no impairment of goodwill at September 30, 2008.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended September 30, 2008 and 2007 amounted to $8,000 and $11,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2008 and 2007 amounted to $335,000 and $304,000, respectively.

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

Loss Per Share

SFAS No. 128 “Earnings Per Share” requires companies to report basic and diluted earnings (loss) per share computations.  The basic calculation excludes dilution and is based on the weighted-average common shares outstanding and the diluted calculation gives effect to potential dilution of securities that could share in the results of the Company.   For the years ended September 30, 2008 and 2007, the impact of employees’ options was anti-dilutive, therefore these options were excluded from the diluted weighted average common shares.

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Cash

In connection with the Credit Facility with its bank (see Note 5), the Company has on deposit $125,000 that is restricted as to use that has been included in other assets.

Concentration of Credit Risk

The Company grants credit to its customers, principally all of which are general or specialized construction contractors, of which one customer accounted for approximately 10% of outstanding receivables at September 30, 2008.  The Company does not require collateral to support financial instruments subject to credit risk.  However, on certain public works projects the Company can proceed against bonds if payment is not forthcoming from its customers.

At September 30, 2008, the Company had cash of approximately $139,000, that is in excess of insured amount limitations.

Stock Options and Similar Equity Instruments

Effective October 1, 2006, the Company adopted the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Share-Based Payment Compensation,” (Revised 2004), disclosure requirements of SFAS No. 123R, using the modified-prospective-transition method for stock options and similar equity instruments (collectively, “Options”) issued to employees.  As a result, the Company recorded stock based compensation of $18,000 and $27,785 during years ended September 30, 2008 and 2007, respectively   The Company has $22,086 of deferred stock based compensation expense remaining to be expensed over the period from October 2008 through January 2012.

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

Assumptions:
Risk-free interest rate	4.77%
Dividend	0
Expected life in years	5 years
Expected volatility	154%

2. Property and Equipment

Property and equipment  at September 30, 2008 are summarized as follows:

Machinery and equipment	$2,593,000
Furniture and fixtures	171,000
Leasehold improvements	143,000
2,907,000
Less accumulated depreciation and amortization	2,091,000
$816,000

Depreciation and amortization expense related to these assets were $261,000 and $226,000 for the years ended September 30, 2008 and 2007, respectively.

3.  Sale of the Investment in Secure 724 LP

The Company had a 25% equity investment in and loans to Secure 724 LP which were determined to be impaired at September 30, 2006 and a charge of $377,264 was recorded to fully reserve for recovery of these investments.  In March 2007, the company sold its entire interest in Secure 724 LP to Avante Security (the general managing partner of Secure 724 LP) for consideration of $97,323.  The Company received cash of $9,218 and a note receivable of $88,105 on the closing date.  The note was payable with interest beginning April 30, 2007 with principal payments of $3,673 per month through August 31, 2007 and a final payment at September 30, 2007.  The $68,182 final payment of the note was made in October 2007.

The sales agreement also provides for an additional variable payment based on sales of Secure 724 LP product up to a maximum additional payment of $73,455.  This additional payment, if any, will be earned when,  and if Secure 724 LP generates revenues.  The Company received $6,268 and $1,075 of the variable payment during 2008 and 2007, respectively.

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Sale of the Investment in Secure 724 LP (continued)

Total sale proceeds of $97,323 plus the $1,075 variable payment made through September 30, 2007 was recorded as a $98,398 gain on sale of equity investment during the year ended September 30, 2007.

4.  Note Payable to Bank

The Company had a $3.5 million dollar revolving credit facility with TD Banknorth (“the Bank”)  (the “Credit Facility”).  The Credit Facility has an annual interest rate of prime plus ¼% on outstanding balances (5.25% at September 30, 2008) and was to expire in January 2009.  On December 23, 2008, the credit facility was extended to expire on October 1, 2009, and the facility was revised to $2.5 million with an increased interest rate of prime plus 2%.   The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.  Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At September 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $518,000 was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At September 30, 2008, the Company did not meet certain of its financial covenants related to its debt service coverage ratio and tangible net worth. However, the requirements of these covenants were waived by the bank in conjunction with the agreement to extend the Credit Facility.

5. Long Term Debt – Notes Payable

As of September 30, 2008, the Company had notes payable associated with purchases of certain assets of which their annual maturities are as follows:

Notes Payable

2009	$28,000
2010	26,000
2011	25,000
2012	4,000
2013	1,000
Total	$84,000

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6.  Lease Commitments

The Company leases certain office and warehouse space under non-cancelable  operating leases expiring at various times through 2012. In February 2000, the Company signed a lease for office, manufacturing and warehouse space in Syosset,  New York.  An additional 700 square feet of space was added to the lease in August 2004 and in 2006, the lease was extended  on similar terms to expire June 30, 2012.   The  lease provides for monthly rent of $18,400 during 2008 with 3.3% yearly increases through the expiration of the lease in June 2012.

The Company has a non-cancelable lease for its service center in New York City that became effective August 2002 and runs through December 31, 2009.  The lease is for office and warehouse space.  The lease provides for monthly rental of $7,883 during the 2008 plus expenses with yearly escalation of 2% each year thereafter.

The following is a schedule of future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at September 30, 2008:

Total Operating Leases

2009	$318,000
2010	254,000
2011	238,000
2012	184,000
Total minimum lease payments	$994,000

Rental expense amounted to $342,000 and $334,000, for the years ended September 30, 2008 and 2007, respectively.

7. Significant Customers and Suppliers

During fiscal 2008, no customer accounted for more than 10% of sales and one supplier accounted for more than 10% of the Company’s cost of sales (amounting to 16%).  At September 30, 2008, one customer accounted for 10.4% of accounts receivable.

During fiscal 2007, one customer accounted for more than 10% of sales (amounting to 14.4%) and one supplier accounted for more than 10% of the Company’s cost of sales in 2007 (amounting to 14%).  At September 30, 2007, one customer accounted for more than 10% of accounts receivable (amounting to 23.7%).

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Sales to this authority represented approximately  24 % and  29% respectively of the total  sales in the years ended September 30, 2008 and September 30, 2007.

8.  Income Taxes

A reconciliation of the provision (benefit) for income taxes with the amounts computed by applying the statutory federal income tax rate is as follows:

	Year Ended September 30, 2008
	2008	2007
Statutory federal income tax rate	34%	34%
Computed expected tax (benefit) from (loss) before income tax	$(333,000)	$(128,000)
Increase (decrease)in taxes resulting from:
State and local income tax (benefit), net of Federal income tax	4,000	9,000
Nondeductible expenses	22,000	2,000
Valuation allowance	674,000	330,000
Other	(67,000)	(43,000)
Income tax expense	$300,000	$170,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating losses that are available to offset future taxable income.  At September 30, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,600,000 that may be used to offset future taxable income.  These loss carryforwards will expire in the years 2026 through 2028.

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8.  Income Taxes (continued)

The components of deferred tax assets and liabilities at September 30, 2008 consist of the following:

Deferred Tax Assets	2008
Allowance for doubtful accounts	$121,000
Inventory reserve	244,000
Deferred Compensation Payables	56,000
Total Deferred Tax Asset	421,000
Valuation allowance	(421,000)
Net Deferred Tax Asset	$0

Non Current Deferred Tax Asset/Liability
Net operating loss carryforward (through 2028)	$623,000
Capital loss carryforward (through 2012)	25,000
Depreciation and amortization	(125,000)
Other	60,000
Total Non Current Deferred Tax Asset	583,000
Valuation allowance	(583,000)
Net Non Current Deferred Tax Asset	$0

As of September 30, 2008, the Company has recorded an aggregate valuation allowance of $1,004,000 against deferred tax assets.  Due to the net operating losses during these last three years, management has not anticipated profitable operations to resume at a level that will result in the utilization of the deferred tax assets.

Effective October  1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”).  FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  In addition, it provides additional requirements regarding measurement, derecognition, disclosure, interest and penalties and classification.  The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.  At October 1, 2007 and September 30, 2008, there was no accrued interest related to income taxes.  The impact of the Company’s reassessment of its tax positions in accordance with FIN No. 48 did not have a material effect on the results of operations, financial condition or liquidity and the Company did not record any cumulative-effect adjustment to the opening balance in retained earnings. As of September 30, 2008, the company does not have any unrecognized tax benefits related to various federal and state income tax matters.

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8.  Income Taxes (continued)

The Company is subject to U.S. federal income tax, as well as various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending September 30, 2005 through 2007.  The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

9.   Stock Options

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

On January 22, 2007 10,000 stock options were granted at an exercise price of $1.70 per share to be vested ratably over five years.

A summary of the option activity and changes during the years ended September 30, 2008 and 2007 are presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Weighted Average Grant Date
	Shares	Price	Term	Fair Value

Outstanding October 1, 2006	108,000	$2.50	3.4 Yrs	1.21
Granted	10,000	1.70	5.0 Yrs	1.50
Forfeited	(2,000)	2.50	3.0 Yrs	1.21
Outstanding October 1, 2007	116,000	2.43	2.8 Yrs	1.24
Forfeited	(59,000)	2.50	2.0 Yrs	1.21
Outstanding September 30, 2008	57,000	2.43	1.8 Yrs	1.24
Exercisable at September 30, 2008	30,200	$2.45	1.4 Yrs	1.21

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Stock Options (continued)

A summary of the option activity of nonvested shares at September 30, 2007 and 2008, and changes during the years ended September 30, 2007 and 2008 is presented below:

		Weighted Average Grant DateFair Value
Nonvested at October 1, 2006	86,400	$1.21
Vested	(21,600)	1.21
Granted	10,000	1.50
Forfeited	(1,200)	1.21
Nonvested at September 30, 2007	73,600	$1.25
Vested	(11,400)	1.25
Forfeited	(35,400)	1.21
Nonvested at September 30, 2008	26,800	$1.24

10. Contingencies

In the normal course of its operations, the Company has been, or from time to time may be, named in legal actions seeking monetary damages.   While the outcome of these matters can not be estimated with certainty, and certain matters are in early or discovery stages of litigation, management does not expect, based upon consultation with legal counsel and insurance coverage, that any item exists that will have a significant impact on the Company’s business or financial condition.

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Other

Approximately 36% of the Company’s employees are covered by collective bargaining agreements. On July 10, 2005, the union representing hourly employees and the Company ratified a Collective Bargaining Agreement expiring March 9, 2009, providing for an increase in salaries and benefits averaging approximately 4% per year over the life of the contract.

The Company contributes benefits to union employees under the provisions of collective bargaining agreement.  The plan requires the Company to make contributions thereto as negotiated in such collective bargaining agreement.  The Company contributed $622,000 and $608,000 to this plan for the years ended September 30, 2008 and 2007, respectively.

Effective January 1, 1996, the Board of Directors instituted a 401(k) plan for non-union employees. The plan includes a profit sharing provision at the discretion of the Board of Directors.  There was no profit sharing contribution in 2008 and 2007.

12.  Related Party Transactions

At September 30, 2007, Firecom, Inc. (“Firecom”) (a privately owned company involved in the firm alarm business) owned 1,352,544 shares or approximately 26% of the Company’s outstanding shares of common stock.  During 2008, Firecom purchased an additional 225,568 shares increasing its beneficial ownership to 1,578,012 shares  equal to 30% of the Company’s outstanding shares of common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company will pay Mr. Mendez an annual base salary of $20,000. Pursuant to the employment agreement, both the Board of Directors of the Company and Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentially provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. Since February 2008 the Company paid  Firecom $135,000 for the services of this individual.

The Company and Firecom have entered into several transactions in the ordinary course of business that are not financially material to the revenues, gross profit or net income of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commissions related to these sales.  Firecom has manufactured and sold to the Company certain fire alarm equipment made  to the Company’s specifications. This equipment was sold to the Company for $35,000 during the year ended September 30, 2008. The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the year ended September 30, 2008, these products were sold to Firecom for $85,000. The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13.  Other Events

In February 2008, the President of Casey Systems resigned and in June 2008 the Chief Executive Officer resigned.  The separation costs for these resignations are included in selling, general and administrative expenses on the Consolidated Statements of Operations in the amount of $547,000 for the year ended September 30, 2008.

14. NASDAQ Continued Listing

On April 21, 2008, the Company received a letter (the “Letter”) from The NASDAQ Stock Market (“NASDAQ”) notifying the Company that for the last 30 consecutive days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion in the NASDAQ Stock Market.  The Company had been provided with 180 calendar days (until October 20, 2008) to regain compliance.

On October 20, 2008, the Company received notification that NASDAQ had suspended  for a three-month period the enforcement of rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ  has said it will not take any action to delist any security for these concerns during the suspension. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, January 16, 2009.and will be reinstated on Monday, January 19, 2009.

If, at any time before January 22, 2009, the bid price of the Company’s common stock closes at $1.00 or greater per share for a minimum of 10 consecutive business days, then NASDAQ will provide the Company with written notification that it has complied with the Marketplace Rule 4310(c) (4) (the “Rule”) . If compliance with the Rule cannot be demonstrated by January 22, 2009, then NASDAQ will decide whether the Company meets NASDAQ’s listing criteria set forth in the Rule, except for the bid requirement.  The notification states that, if the Company meets these criteria, then the Company will be granted an additional 180 calendar day compliance period.  If the Company is not granted an additional 180 calendar period, then NASDAQ will provide written notification that the Company’s securities will be delisted.

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

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. NASDAQ Continued Listing (continued)

 The Company is analyzing what effect, if any, a delisting would have on the Company’s financial condition and liquidity.

15. Fair Value of Financial Instruments

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

16  New Accounting Pronouncements

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

Synergx Systems Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16  New Accounting Pronouncements (continued)

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s financial position or results of operations.