Form 10KSB/A
period 2008-09-30
SYNERGX SYSTEMS INC
filed 2009-01-29
CIK 823130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20459

FORM 10-KSB/A
(Amendment No. 1)
   (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
Commission File Number 0-17580

SYNERGX SYSTEMS INC
(Exact name of registrant as specified in its charter)

Delaware	11-2941299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Lafayette Drive, Syosset, New York 11791
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (516) 433-4700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the year ended September 30, 2008 was $20,104,302.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and ask prices for the Registrant's Common Stock, $.001 par value per share, as of January 26, 2009 was $1,584,266 Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 26, 2009, registrant had 5,210,950 shares of $0.001 par value Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business disclosure format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends Synergx System Inc.’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, originally filed on January 8, 2009 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III contained in the Original Filing as we will not file its definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2008.   In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 13 of Part III has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

TABLE OF CONTENTS

FORM 10-KSB/A ANNUAL REPORT

SYNERGX SYSTEMS INC.

As used in this document, references to “Synergx”, “our company”, “we”, “us”, and “our” refer to Synergx Systems Inc. and its directly and indirectly wholly-owned subsidiaries.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act").

Our Directors and Executive Officers and their respective ages and positions, as of September 30, 2008, along with certain biographical information (based solely on information supplied by them), are as follows:

NAME	AGE	OFFICE	DATE SERVICE COMMENCED
Paul Mendez	65	Chief Executive Officer and Chairman	June 2008
John A. Poserina	68	Treasurer, Vice President, Chief Financial Officer, Secretary and Director	January 1997
Harris Epstein	71	Director and Audit Committee	July 2005
Peter Barotz	79	Director	March 2007
Ronald Fetzer	45	Director and Audit Committee	September 2007

Paul Mendez

Mr. Mendez joined Synergx as Chairman of the Board and as President and Chief Executive Officer in June 2008.  Mr. Mendez is the President and Chairman of the Board of Firecom Inc. (“Firecom”) and Vice President of Multiplex Electrical Services, Inc.  Mr. Mendez was elected Chairman of the Board and President of Firecom in July 1991.

John A. Poserina

Mr. Poserina joined us as Treasurer, Vice President, Chief Financial Officer and Director as of January 1, 1997. From December 1995 until he joined us, Mr. Poserina was an independent financial consultant. Also, from July 1996 to September 1996, Mr. Poserina was Chief Financial Officer of Happiness Express Inc. Mr. Poserina was Chief Financial Officer of Dorne and Margolin Inc. from November 1994 to December 1995. Prior to that, Mr. Poserina spent 15 years as Vice President, Treasurer and Chief Financial Officer of Chryon Corporation, which was a NYSE listed company registered under the Exchange Act. Mr. Poserina holds a Bachelor of Science degree in accounting from the University of Rhode Island and is a Certified Public Accountant.

Harris Epstein

Mr. Epstein founded the Lender Relationship Group in 1988 and has served as its President since its inception.  The Lender Relationship Group provides consulting services to the lending community with expertise in the areas of due diligence, loan origination, manual preparation and general consulting.  Mr. Epstein has over 50 years experience in banking and asset lending working with international and national banks and financial institutions.

Peter Barotz

Mr. Barotz has been the President of Panda Capital Corporation, a private financial services company, for the past 27 years.  He has been a director of General Bearing Corp. since December 30, 1997.

Ronald P. Fetzer

    Mr. Fetzer is Vice President of NexCen Brands, Inc., an intellectual property management and franchising company, and is responsible for financial reporting and tax matters.  From November, 1999 to July, 2007 Mr. Fetzer was Chief Financial Officer at Bill Blass, Ltd. , a fashion manufacturing and licensing firm.  Prior to his employment at Bill Blass, Mr. Fetzer was senior manager at the accounting firm of UHY, LLP (previously known as Urbach Kahn & Werlin) from 1996 to 1999.  Mr. Fetzer received an MBA in International Finance from Baruch College in 1991 and a BA in Accounting from Queens College in 1985.

Directors hold office for a period of one year from the Annual Meeting of Stockholders at which they are elected or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

Family Relationships; Involvement in Certain Legal Proceedings

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

Within the last five years, no director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or violated any commodities or securities law. Similarly, no bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on its review of the copies of such forms received by it, we believe that, during the fiscal year ended September 30, 2008, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met.

Code of Business Conduct and Ethics

On January 24, 2005, we adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees in the performance of their responsibilities with respect to our business. Our Code of Business Conduct and Ethics is available on our website at www.synergxsystems.com under the Corporate Governance section, and is available in print to any shareholder upon written request to our Secretary.

Board of Directors and Committee Information

The Board of Directors currently consists of five members. The Board has determined that each of Mr. Barotz, Mr. Epstein and Mr. Fetzer is “independent” as set forth in the rules and regulations of The Nasdaq Stock Market (“Nasdaq”) and the Exchange Act.

Audit Committee

The board of directors has a standing audit committee, with a written charter, which currently consists of Ronald P. Fetzer and Harris Epstein, each of whom is independent under applicable independence requirements. The board of directors has determined that Mr. Fetzer and Mr. Epstein each also satisfies the definition of “audit committee financial expert” as promulgated by the Securities and Exchange Commission.

Item 10. Executive Compensation

The following table sets forth certain information with respect to compensation paid or accrued by us for services rendered to it for each of the three fiscal years ended September 30, 2008, as to Paul Mendez, our current Chief Executive Officer; Daniel S. Tamkin, our former Chief Executive Officer; John A. Poserina, our Chief Financial Officer and Secretary;  and Albert Koenig, the former President of Casey Systems Inc.  None of our other Executive Officers had aggregate remuneration in excess of $100,000.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Mendez (1) CEO and Chairman
	2008	5,000	-	-	-	-	-	-	5,000

Daniel S. Tamkin (2)	2008 2007 2006	141,000 192,000 183,000	- - -	- - -	- - -	- - -	- - -	341,000 (4) 16,000 (4) 15,000 (4)	482,000 208,000 198,000

John A. Poserina Chief Financial Officer	2008	203,000	-	-	-	-	-	11,000 (5)	214,000
	2007	195,000	-	-	-	-	-	11,000 (5)	206,000
	2006	184,000	-	-	-	-	-	24,000 (5)	208,000

Albert Koenig (3)	2008	77,000	-	-	-	-	-	186,000 (6)	263,000
	2007	197,000	-	-	-	-	-	13,000 (6)	210,000
	2006	186,000	-	-	-	-	-	27,000 (6)	213,000

(1) In June 2008, we entered into an Employment Agreement with Mr. Mendez under which Mr. Mendez will serve as our President and Chief Executive Officer.  Pursuant to the Employment Agreement, in effect until September 30, 2008, we paid Mr. Mendez a salary at an annual rate of $20,000.

(2) Mr. Tamkin resigned as our President and Chief Executive Officer June 2008.  We entered into a Separation Agreement and General Release (the “Agreement”) with Mr. Tamkin, in satisfaction of mutual obligations, based on the terms of Mr. Tamkin’s employment agreement.  The Agreement provided, among other things, that we pay Mr. Tamkin compensation payments totaling approximately $300,000.

(3) In February 2008, Mr. Koenig resigned as President of our principal operating subsidiary Casey Systems Inc.  We entered into a Separation Agreement and General Release with Mr. Koenig, in satisfaction of mutual obligations, which provided, among other things, that we pay Mr. Koenig his annual salary for nine months.

(4) Includes the following:		2008	2007	2006
	Auto	$9,000	$12,000	$12,000
	Medical	4,000	4,000	3,000
	Unused Vacation Reimbursement	5,000	-	-
	Separation Costs	323,000	-	-

(5) Includes the following:		2008	2007	2006
	Auto	$7,000	$7,000	$7,000
	Medical	4,000	4,000	3,000
	Unused Vacation Reimbursement	-	-	14,000

(6) Includes the following:		2008	2007	2006
	Auto	$-	$12,000	$10,000
	Medical	-	1,000	1,000
	Unused Vacation Reimbursement	14,000	-	16,000
	Separation Costs	172,000	-	-

The following table details, as of September 30, 2008, the number and value of option exercises and value of unexercised in-the-money options held by Paul Mendez, Daniel S. Tamkin, John A. Poserina, and Albert Koenig.  There are no stock awards outstanding.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul Mendez	-	-	-	-	-	-
Daniel S. Tamkin	-	-	-	-	-	-
John A. Poserina	2/10/2005	12,000	8,000		$2.50	2/9/2010
Albert Koenig	-	-	-	-	-	-

In March 2004, Synergx’s Board of Directors and its stockholders adopted a nonqualified stock option plan ("2004 Plan"), which will expire March 10, 2009, except as to options outstanding under a prior 1997 Plan. Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the options are granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of our issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 2004 Plan are to be reduced by options outstanding under the prior 1997 nonqualified stock option plan.

In December 1995, the Board of Directors voted to institute a 401(k) plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision at the discretion of the board of directors. There was no profit sharing contribution in 2008 or in 2007.

Employment Agreements.  Each of our executive officers is covered by Employment Agreements (each, an “Employment Agreement”).

In June 2008, we entered into an Employment Agreement with Paul Mendez under which Mr. Mendez will serve as our President and Chief Executive Officer.  Under the terms of the original employment agreement, Mr. Mendez received a salary of $20,000.  On January 15, 2009, we entered into the Amendment to the Employment Agreement with Paul Mendez, effective October 1, 2008.  As a result, we will pay Mr. Mendez an annual base salary of $250,000 from October 1, 2008.  Pursuant to the Employment Agreement, both our Board of Directors and Mr. Mendez may terminate his employment without cause and at any time.

Mr. Poserina’s Employment Agreement, executed January 1, 1997 provides that if  Mr. Poserina is terminated without "Cause" (as such term is defined in the Employment Agreement) by us he will be entitled to receive, for up to six months (the “severance period”), his annual base salary reduced by the compensation he may receive from any new employment. If there is a sale of all or substantially all of our assets or equity, then the severance period shall be 12 months without regard to any other compensation he might receive from new employment.

Director Compensation.  During the fiscal year ended September 30, 2007, we compensated our non-management directors with a $10,000 annual retainer.  Effective April 1, 2008, non-management directors received a quarterly retainer of $5,000.  Directors also receive $600 for each committee or special meeting attended by each non-management director.  Each of our non-management directors were paid $29,200 during the fiscal year ended September 30, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our outstanding Common Stock at January 26, 2009 of (i) each beneficial owner of more than five percent of the Common Stock, (ii) each of our Directors, and (iii) all of our Officers and Directors as a group.  Unless otherwise indicated, the address of the below-listed persons is our address, 209 Lafayette Drive, Syosset, NY 11791.

Common Stock Beneficially Owned At January 26, 2009

Name and Address of Beneficial Owner	Number of Shares	Percent of Shares
Paul Mendez (1)	1,578,012	30.3%
Heartland Advisors Inc. (2)	500,000	9.6%
John A. Poserina (3)	48,334	*
Harris Epstein (4)	5,000	*
Peter Barotz	-	*
Ronald Fetzer	-	*

All Executive Officers and Directors as a Group (5 persons)	1,635,346	31.3%

Total Shares Issued and Outstanding	5,210,950	100%

(1) Address is 3927 59th Street, Woodside, N.Y. Mr. Paul Mendez is the Chairman of the Board of Directors and controlling shareholder of Firecom, and for purposes of Rule 13d-3 may be deemed the beneficial owner of such Shares deemed to be beneficially owned by Firecom. Thus, Mr. Mendez may be deemed, for purposes of Rule 13d-3, to be the beneficial owner of 1,578.012 Shares of the Issuer. Mr. Mendez has shared voting power over 1,578.012 Shares of the Issuer and he has shared dispositive power over 1,578.012 Shares. Mr. Mendez disclaims any economic interest or beneficial ownership of these Shares.

(2) Address is 789 N Water Street, Suite 500, Milwaukee, WI 53202.

(3) Includes 20,000 shares of Common Stock issuable upon exercise of options granted with exercise price of $2.50 per share.

(4) Includes 5,000 shares of Common Stock issuable upon exercise of options granted with exercise price of $2.50 per share.

*      Less than 1%

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information As of September 30, 2008
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved security holders	57,000	$2.36	277,997
Equity compensation plans not approved by security holders
Total	57,000	$2.36	277,997

Item 12. Certain Relationships and Related Transactions

At September 30, 2007, Firecom, Inc. (“Firecom”) (a privately owned company involved in the firm alarm business) owned 1,352,544 shares or approximately 26% of our outstanding shares of common stock.  During the fiscal year ended September 30,.2008, Firecom purchased an additional 225,568 shares increasing its beneficial ownership to 1,578,012 shares  equal to 30% of our outstanding shares of common stock.  Paul Mendez, our President and Chief Executive Officer, also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom.  Peter Barotz, one of our directors, also serves as a director of Firecom.

In June 2008, we entered into an Employment Agreement with Paul Mendez under which Mr. Mendez will serve as our President and Chief Executive Officer.  Under the terms of the original employment agreement, Mr. Mendez received a salary of $20,000.  On January 15, 2009, we entered into the Amendment to the Employment Agreement with Paul Mendez, effective October 1, 2008.  As a result, we will pay Mr. Mendez an annual base salary of $250,000 from October 1, 2008.  Pursuant to the Employment Agreement, both our Board of Directors and Mr. Mendez may terminate his employment without cause and at any time.  Mr. Mendez has also agreed to certain non-competition and confidentially provisions.

We have entered into several transactions with Firecom in the ordinary course of business that are not material to our revenues, gross profit or net income.  Firecom has provided certain sales leads to us for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. We have paid Firecom 2% sales commissions related to these sales.  Firecom has manufactured and sold to us certain fire alarm equipment made to our specifications. This equipment was sold to us for $35,000 during the year ended September 30, 2008.  From time to time, we have purchased and sold certain products used in Firecom’s business.  During the year ended September 30, 2008 these products were sold to Firecom for $85,000. We have a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

Firecom also provides us with a full time employee who serves as President of our fire alarm products and services activities. Since February 2008, we paid Firecom $135,000 for the services of this individual.

Item 13. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (6)
3.2	By-Laws of the Company (2)
4.1	Specimen Common Stock Certificate (2)
10.1	Credit Facility dated October 9, 2003 between Synergx Systems Inc. as borrower and Hudson United Bank as lender. (5)
10.2	Employment Agreement between Casey Systems Inc. and Al Koenig dated as of February 17, 2005 (7)
10.3	Employment Agreement between Synergx Systems Inc. and Daniel S. Tamkin dated as of October 1, 2005 (7).
10.4	Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents, between Synergx Systems Inc. and TD Banknorth, N.A., dated as of September 29, 2006. (8)
10.8	Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (3)
10.9	Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord (4)
10.10	Form of Limited Partnership Agreement dated May 29, 2003 between 3077118 Nova Scotia ULC (a Synergx Systems owned company) and Secure 724 LP (5)
10.11	Separation Agreement and General Release dated June 2, 2008, between Daniel S. Tamkin and Synergx Systems Inc. (9)
10.12	Employment Agreement, dated as of June 10, 2008, between Synergx Systems Inc and Paul Mendez (10)
10.13	Amendment to the Employment Agreement, dated January 15, 2009, between Paul Mendez and Synergx Systems Inc. (11)
31.1	Certification of Paul Mendez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Paul Mendez and John A. Poserina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Reference is made to the correspondingly numbered Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-2, Registration No. 33-51472, filed with the Commission on December 23, 1992, which is incorporated herein by reference.

(2) Reference is made to the correspondingly numbered Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 22-26050, filed with the Commission on January 23, 1989, which is incorporated herein by reference.

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

(11)  Reference is made to the correspondingly numbered Exhibit to the Company’s Current Report on Form 8-K filed on January 22, 2009.

* filed herewith

Item 14. Principal Accountant Fees and Services

During the fiscal year ended September 30, 2007, the Company retained its principal auditor, Marcum & Kliegman, LLP to provide services.  On September 3, 2008, we dismissed Marcum & Kliegman LLP as our principal accountants.  We engaged Nussbaum Yates Berg & Wolpow, LLP as the Company’s new independent accountants to audit the Company’s consolidated financial statements for the fiscal year ending September 30, 2008.  We paid the following amounts for accounting services to our accountants:

	2008	2007
Audit Related Fees	$125,000	$92,000
Tax Fees	26,000	25,000
All Other Fees	9,500	11,005

Consistent with SEC and PCAOB requirements regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee approves all audit and permissible non-audit services provided by the independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SYNERGX SYSTEMS INC.
(Registrant)

Dated: January 28, 2009	By:	/s/ Paul Mendez
Paul Mendez,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Paul Mendez Paul Mendez	Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 28, 2009

/s/ John A. Poserina John A. Poserina	Treasurer, Vice President, Chief Financial Officer, Secretary and Director (Principal Financial Officer)	January 28, 2009
/s/ Harris Epstein Harris Epstein	Director	January 28, 2009
/s/ Peter Barotz Peter Barotz	Director	January 28, 2009
/s/ Ron Fetzer Ron Fetzer	Director	January 28, 2009