Form 10-Q
period 2008-12-31
SYNERGX SYSTEMS INC
filed 2009-02-13
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended             December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                         to __________________

Commission file number                                0-17580

SYNERGX SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-2941299
(State or jurisdiction of incorporation or organization)	(IRS employer identification Number)

209 Lafayette Drive, Syosset, New York 11791
(Address of Principal Executive Offices) (Zip code)

(516) 433-4700
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 5,210,950 shares outstanding of registrant’s common stock, par value $.001 per share, as of February 13, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2008	2008
ASSETS

CURRENT ASSETS
Cash	$849,792	$262,742
Accounts receivable, principally trade, less allowance for doubtful accounts of $302,299	6,088,736	5,270,911
Inventories, net	2,373,096	1,948,466
Prepaid expenses and other current assets	725,042	988,083
TOTAL CURRENT ASSETS	10,036,666	8,470,202

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $2,151,238	765,283	815,719
and $2,091,000, repectively

OTHER ASSETS	240,646	250,195

TOTAL ASSETS	$11,042,595	$9,536,116

See accompanying Notes to the  Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2008	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable to bank	1,130,292	--
Notes payable - current portion	27,553	27,553
Accounts payable and accrued expenses	3,645,857	2,993,697
Deferred revenue	1,635,217	1,613,453

TOTAL CURRENT LIABILITIES	6,438,919	4,634,703

Note payable to bank	--	517,873
Notes payable - less current portion	49,837	56,662

TOTAL LIABILITIES	6,488,756	5,209,238

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,211	5,211
Additional paid in captal	6,852,937	6,849,706
Accumulated deficit	(2,304,309)	(2,528,039)
TOTAL STOCKHOLDERS' EQUITY	4,553,839	4,326,878

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,042,595	$9,536,116

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended December 31,
	2008	2007

Product sales	$3,793,746	$3,801,208
Subcontract sales	569,634	149,612
Service revenue	1,295,071	1,320,926
Total revenues	5,658,451	5,271,746

Cost of product sales	2,873,537	3,133,778
Cost of subcontract sales	439,253	122,600
Cost of service revenue	795,517	576,752
Selling, general and administrative	1,253,319	1,330,723
Depreciation and amortization	62,933	50,001
Total operating expenses	5,424,559	5,213,854

Income from operations	233,892	57,892

Interest expense	(8,163)	(47,530)

Income before provision for income taxes	225,729	10,362

Provision for income taxes:
Current	2,000	1,500

Net income	$223,729	$8,862

Earnings Per Common Share:
Basic and diluted earnings per share	$0.04	$0.00

Basic and diluted weighted average number of
common shares outstanding	5,210,950	5,210,950

See accompanying Notes to the  Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$223,729	$8,862
Adjustments to reconcile net income to net cash provided by
(used in ) operating activities:
Depreciation and amortization *	70,058	57,127
Share-based compensation	3,231	7,157
Changes in operating assets and liabilities:
Accounts receivable, net	(817,825)	1,245,463
Inventories, net	(424,630)	(169,800)
Prepaid expenses and other current assets	263,041	(47,317)
Other assets	(383)	(2,328)
Accounts payable and accrued expenses	652,160	(989,574)
Deferred revenue	21,764	10,029
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,855)	119,619

INVESTING ACTIVITIES
Proceeds from note receivable	--	68,182
Purchases of property and equipment, net	(9,690)	(43,324)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,690)	24,858

FINANCING ACTIVITIES
Principal payments on notes payable	(6,824)	(6,448)
Proceeds from note payable bank	612,419	147,557
NET CASH PROVIDED BY FINANCING ACTIVITIES	605,595	141,109

NET INCREASE IN CASH	587,050	285,586

Cash at beginning of the period	262,742	253,091
Cash at end of the period	$849,792	$538,677
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$3,982	$10,800
Interest	$7,419	$46,556

* Depreciation of $7,125 is included in cost of product and service sales for the three months ended
December 31, 2008 and 2007, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2008.

NOTE 2.  REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms and on board systems) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $344,000 and $747,000 at December 31, 2008 and 2007, respectively and have been included in other current assets.  Billings in excess of costs and estimated profits were $889,000 and $98,000 at December 31, 2008 and 2007, respectively and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are performed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 3.  SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 24% and 32% of total net sales in the three months ended December 31, 2008 and 2007, respectively.

One customer provided sales of 10% or more of total sales (amounting to 15%) in the three months ended December 31, 2008 and no customer provided sales of 10% or more for the three months ended December 31, 2007.  Accounts receivable from a significant customer amounted to $868,000 at December 31, 2008.

Three suppliers each accounted for more than 10% of the Company’s cost of sales for the three months ended December 31. 2008 (those suppliers amounted to 17%, 15% and 12%, respectively).   One supplier accounted for more than 10% of the Company’s cost of sales for the three months ended December 31, 2007 (amounting to 13%).

NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and parts for service and at December 31, 2008 and 2007, reflects an inventory allowance of $666,000 and $437,000, respectively for slow movement and obsolescence.

NOTE 5.  NOTE PAYABLE BANK

The Company had a $3.5 million dollar revolving credit facility with TD Banknorth (“the Bank”)  (the “Credit Facility”).  This Credit Facility had an annual interest rate of prime plus ¼% and was to expire in January 2009.  On December 23, 2008, the credit facility was amended to extend the expiration date of the Credit Facility through October 1, 2009, and to revise the facility to $2.5 million with an increased interest rate of prime plus 2% (3.50 % at December 31, 2008 and 5.25% at September 30, 2008).   The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.  Advances under this Credit Facility are measured against a borrowing base calculated on eligible accounts receivable and inventories.

At December 31, 2008 and September 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $1,130,000 and $518,000, respectively, was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At December 31, 2008, the Company was in compliance with all its financial covenant requirements.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6.  STOCK OPTIONS

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

On January 22, 2007 10,000 stock options were granted at an exercise price of $1.70 per share to be vested ratably over five years.

A summary of the option activity and changes during the three months ended December 31, 2007 and 2008 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding October 1, 2007	116,000	$2.43	2.8 Yrs	$1.24
Outstanding December 31, 2007	116,000	2.43	2.5 Yrs	1.24
Outstanding October 1, 2008	57,000	2.43	1.8 Yrs	1.24
Outstanding December 31, 2008	57,000	2.43	1.5 Yrs	1.24
Exercisable at December 31, 2008	30,200	$2.45	1.2 Yrs	$1.21

A summary of the option activity of nonvested shares at December 31, 2007 and 2008 is presented below:

		Grant Date Fair Value
Nonvested at October 1 2007	73,600	$1.25
Nonvested at December 31, 2007	73,600	1.25
Nonvested at October 1, 2008	26,800	1.24
Nonvested at December 31, 2008	26,800	$1.24

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7.  EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (“FASB”) issued “SFAS” No. 128, “Earnings Per Share”, which requires companies to report basic and diluted earnings per share (“EPS”) computations.  Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company.

	For the Three Months ended December 31,
	2008	2008
Basic EPS Computation

Net Income	$223,729	$8,862

Weighted average outstanding shares	5,210,950	5,210,950

Basic net income per share	$.04	$.00

Diluted EPS Computation Net Income	$223,729	$8,862

Weighted-average shares	5,210,950	5,210,950

Plus: Incremental shares from assumed conversions
Employee Stock Options*	--	--

Adjusted weighted-average shares	5,210,950	5,210,950

Diluted net income per share	$.04	$.00

*All stock options outstanding during the three month period ened December 31, 2008 and December 31, 2007 were anti-dilutive.  However, in the future the stock options may be dilutive if the market price of the Company’s common stock increases over $1.70.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8.  INCOME TAXES

The effective income tax rate differs from the statutory rate for the three months ended December 31, 2008 and 2007 due to the expected use of net operating loss carryforwards.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods.  No accrual for interest and penalties related to uncertain tax positions was required as of December 31, 2008.  As of December 31, 2008, the Company was subject to U.S. Federal and State Income Tax examinations for the tax years ending September 30, 2005 through 2008, but at the present time, no examinations are pending or in progress.

NOTE 9.  RELATED PARTY TRANSACTIONS

At September 30, 2007, Firecom, Inc. (“Firecom”) (a privately owned company involved in the firm alarm business) owned 1,352,544 shares or approximately 26% of the Company’s outstanding shares of common stock.  In June 2008, Firecom purchased an additional 225,568 shares and in January 2009, Firecom purchased another 490,000 additional shares increasing its beneficial ownership to 2,068,012 shares equal to 40% of the Company’s outstanding common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, at an annual base salary of $250,000 and during the three months 3ended December 31, 2008 the Company recorded $62,500 of compensation expense for Mr. Mendez..  Pursuant to the employment agreement, both the Board of Directors of the Company and Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentially provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three months ending December 31, 2008 the Company paid Firecom $53,000 for the services of this individual which costs, which includes reimbursement for salary, payroll taxes and other employee benefits for such full-time employee are included in cost of service revenue.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the three months ended December 31, 2008 and there were no such transactions for the three months ended December 31, 2007.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. This equipment was sold to the Company for $3,000 during the three months ended December 31, 2008 and there were no such transactions during the three months ended December 31, 2007.   The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three months ended December 31, 2008 and 2007, these products were sold to Firecom for $43,000 and $10,000, respectively. The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom. has agreed to keep information confidential and refrain from use of the information in its business

As of December 31, 2008 and September 30, 2008, the Company owed Firecom $0 and $3,000, respectively, included in Accounts Payable.

As of December 31, 2008 and September 30, 2008, Firecom owed the Company $43,000 and $34,000 respectively, included in Accounts Receivable.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB staff issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Company’s fiscal year beginning October 1, 2009; however, the Company does not expect the provisions to have a material impact, if any, on our financial statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting principles and the accounting framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does not expect the adoption of SFAS 162 to have an impact on its financial statements.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s financial position or results of operations.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11.  NASDAQ CONTINUED LISTING

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

NASDAQ has subsequently suspended the enforcement of rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ has said it will not take any action to delist any security for these concerns during the suspension. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, April 17, 2009 and will be reinstated on Monday, April 20, 2009.

As a result, if, at any time before April 23, 2009, the bid price of the Company’s common stock closes at $1.00 or greater per share for a minimum of 10 consecutive business days, then NASDAQ will provide the Company with written notification that it has complied with the Marketplace Rule 4310(c) (4) (the “Rule”) . If compliance with the Rule cannot be demonstrated by April 23, 2009, then NASDAQ will decide whether the Company meets NASDAQ’s listing criteria set forth in the Rule, except for the bid requirement.  The notification states that, if the Company meets these criteria, then the Company will be granted an additional 180 calendar day compliance period.  If the Company is not granted an additional 180 calendar period, then NASDAQ will provide written notification that the Company’s securities will be delisted.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains forward-looking statements.  These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated  or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, our ability to compete, the adequacy of our current facilities and the performance of our current and future products and services.

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may”,  “should”, “expects”, “anticipates”, “estimates”, “believes”,  ”plans”, or “projects”.  Our actual results may differ materially from any forward-looking statements.  We caution you not to place undue reliance on these forward-looking statements.  The forward-looking events discussed in this quarterly report may not occur, and actual events and results may differ materially and are subject to risks and uncertainties.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly revise these forward-looking statements to reflect events or circumstances after the date of this filing.

References to 2008 and 2007 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to the three months ended December 31, 2008 and December 31, 2007, respectively.

Liquidity and Capital Resources

On September 30, 2008, the Company had a $3.5 million dollar revolving credit facility with TD Banknorth, N.A. (the Bank”) (the “Credit Facility”). This  Credit Facility had an annual interest rate of prime plus ¼% and was to expire in January  2009.   On December 23, 2008, the Credit Facility was amended to extend the expiration date of the Credit Facility through October 1, 2009, and to revise the facility to $2.5 million with an increased interest rate of prime plus 2% (3.50% at December 31, 2008 and 5.25% at September 30, 2008). As a result, the bank debt is being classified as a current liability at December 31, 2008. Advances under the Credit Facility are measured against a  borrowing base  calculated on  eligible  receivables  and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, and making acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At December 31, 2008 and September 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $1,130,292 and $518,000, respectively, was owed under the Credit Facility.

Net cash used in operations for the three months ended December 31, 2008 was $8,855 compared to $119,619 of cash provided by operations for the comparable prior year period, an increased use of $128,474.  This $128,474 increase was primarily due to an increase of $352,346 in the net use in cash for operating assets and liabilities in 2008 as compared to 2007, partially offset by an increase of $214,867 in net income in 2008.  Cash used for operating assets and liabilities in 2008 was used to fund certain projects that will be delivered after December 31, 2008.

In 2008, the net cash outflow of $8,855 from operations, cash used for equipment purchases of $9,690 and note payments of $6,824 were financed by bank borrowing of $25,369. Additional bank borrowing of $587,050 increased the Company’s cash balance at December 31, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The ratio of the Company’s current assets to current liabilities (current ratio) decreased to approximately 1.56 to 1 at December 31, 2008 compared to 1.83 to 1 at September 30, 2008. Working capital declined to $3.6 million at December 31, 2008 compared to $3.8 million at September 30, 2008. This decline and the decrease in the current ratio are related to $1.1 million of bank debt being classified as a current liability at December 31, 2008.

Results of Operations

Revenues and Gross Profit

	Three Months Ended December 31,
	2008	2007
	(In thousands of dollars)

Product Sales	$3,794	$3,801
Subcontract Sales	569	150
Service Revenue	1,295	1,321
Total Revenue	$5,658	$5,272

Gross Profit Product	$920	$667
Gross Profit Subcontract	131	27
Gross Profit Service	499	744
Total Gross Profit	$1,550	$1,438

Gross Profit Product %	24%	18%
Gross Profit Subcontract %	23%	18%
Gross Profit Service %	39%	56%
Total Gross Profit %	27%	27%
Revenues

The Company's product sales decreased slightly during the three months ended December 31, 2008 to $3,794,000 compared to $3,801,000 for the prior year period. The decline in product sales was from decreases in sales of audio/visual and security products (primarily from transit projects).  However, during the 2008 period, additional fire alarm revenue almost entirely offset these declines as product sales benefited from higher fire alarm revenue from the installation of a fire alarm system from the building owner and tenants at a major new retail outlet center in our Long Island, NY territory amounting to $635,000 (a job of this size is unusual for this area and is not expected to occur often) and from the installation of the Company’s new Comtrak system upgrade at a large building in New York City. Revenue from this upgrade program began in December, 2008 and is expected to continue in future periods.

Subcontract sales increased during the current three month period to $569,000 from $150,000 in the comparable prior year period.  During the 2008 period, the Company was responsible as prime contractor for the electrical installation of a major new retail outlet center amounting to sales of $387,000 and for several other large electrical installations projects compared to a few small electrical installations in 2007.

Service revenues decreased 2% during the current three month period (2008)  as compared to the comparable prior year period due to declines in both call-in-service on fire alarm systems (replacement parts and service required by buildings) and service contract revenue.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Profit

Gross profit from product sales for the three months ended December 31, 2008 increased 38% to $920,000 compared to $667,000 for the prior year period. The improvement in absolute gross margin and the 6% increase in gross margin percentage are primarily attributable to a shift in product mix to higher margin sales of fire alarm projects in 2008 whereas the 2007 period included sales from a very low gross margin public address system.  Gross profit margin as a percentage of product sales was 24% in 2008 compared to 18% in 2007.

Gross profit related to subcontract sales for the three months ended December 31, 2008 increased in absolute terms as the Company was responsible for a greater number of electrical installations by third parties (subcontract work) which included one large installation at a major retail outlet center in 2008 (noted above). The higher gross profit margin percentage in 2008 is due to higher margin percentage received on the major retail outlet center project compared to the three months of 2007 as mark ups on electrical installations were lower on the few small electrical installation in 2007.

Gross profit from service revenues decreased $245,000 to $499,000 during the three months ended December 31, 2008 as a result of a decline in both call-in-service on fire alarm systems (replacement parts and service required by buildings) and service contract revenue and from certain additions in the number of service technicians as the Company increased its customer support staffing levels (during 2008) and rebalanced it’s staff to better serve customer requirements. In addition, the Company added certain service administration staff in 2008, which included a dedicated operating executive whose expenses are included in cost of service.

Profit Before Taxes

The $215,000 increase in income before income taxes during the three months ended December 31, 2008 includes $112,000 of higher gross profit, $77,000 of lower selling, general and administrative expenses compared to 2007, and $39,000 of lower interest expense. The improvement in gross profit was primarily due to  a shift to higher margin sales of fire alarm projects in 2008, primarily attributable to a large installation at a major retail outlet center (noted above), which increased gross profit $357,000 from product and subcontract sales and partially offset a $245,000 decline in gross profit from service revenue (noted above). The decrease selling, general and administrative expenses resulted from savings related to certain reductions in administrative and information technology personnel.  Interest expense decreased $39,000 due to the effect of both lower interest rates as a result of a lower prime rate lower borrowing levels during 2008.

Tax Provision

The Company’s income tax expense for the three month periods of 2008 and 2007 represents minimum state and local income or franchise taxes. No income tax expense was recorded for the operating profit for the three months ended December 31, 2008 and 2007 due to the expected use of the net operating loss carryforwards.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Order Position

The Company’s order position, excluding service, at December 31, 2008 was $11,900,000 as compared to $12,500,000 at September 30, 2008 and $9,800,000 at December 31, 2007.  The Company expects to fulfill a significant portion of its order position over the next twelve months. Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others).   The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

Significant Customers and Suppliers

The Company does business directly and indirectly through various electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 24% and 32% of total net sales in the three months ended December 31, 2008 and 2007, respectively.

One customer provided sales of 10% or more of total sales (amounting to 15%) in the three months ended December 31, 2008 and no customer provided sales of 10% or more for the three months ended December 31, 2007.  Accounts receivable from a significant customer amounted to $868,000 at December 31, 2008.

Three suppliers each accounted for more than 10% of the Company’s cost of sales for the three months ended December 31. 2008 (those suppliers amounted to 17%, 15% and 14%)   One supplier accounted for more than 10% of the Company’s cost of sales for the three months ended December 31, 2007 (amounting to 13%).

Related Party Transactions

At September 30, 2008, Firecom, Inc. (“Firecom”) (a privately owned company involved in the firm alarm business) owned 1,578,012 shares or approximately 30% of the Company’s outstanding shares of common stock.  In January 2009, Firecom purchased 490,000 additional shares increasing its beneficial ownership to 2,068,012 shares equal to approximately 40% of the Company’s outstanding common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, at an annual base salary of $250,000 and during the three months ended December 31, 2008 the Company recorded $62,500 of compensation expense for Mr. Mendez.  Pursuant to the employment agreement, both the Board of Directors of the Company and Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentially provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three months ending December 31, 2008 the Company paid Firecom $53,000 for the services of this individual which costs, which includes reimbursement for salary, payroll taxes and other employee benefits for such full-time employee, are included in cost of service revenue.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the three months ended December 31, 2008 and there were no such transactions for the three months ended December 31, 2007.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. This equipment was sold to the Company for $3,000 during the three months ended December 31, 2008 and there were no such transactions during the three months ended December 31, 2007.   The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three months ended December 31, 2008 and 2007, these products were sold to Firecom for $43,000 and $10,000, respectively. The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom. has agreed to keep information confidential and refrain from use of the information in its business

As of December 31, 2008 and September 30, 2008, the Company owed Firecom $0 and $3,000, respectively, included in Accounts Payable.

As of December 31, 2008 and September 30, 2008, Firecom owed the Company $43,000 and $34,000 respectively, included in Accounts Receivable.

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

NASDAQ has subsequently suspended the enforcement of rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ has said it will not take any action to delist any security for these concerns during the suspension. NASDAQ has stated that, given the current extraordinary market conditions, this suspension will remain in effect through Friday, April 17, 2009 and will be reinstated on Monday, April 20, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures Evaluation of disclosure controls and procedures.

At the period end of this Quarterly Report on Form 10-Q, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the quarter covered by this report, that:

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

SYNERGX SYSTEMS INC (Registrant)

Date: February 13, 2009	/s/	Paul Mendez
Paul Mendez
Chief Executive Officer

Date: February 13, 2009	/s/	John A. Poserina
John A. Poserina
Chief Financial Officer
(Principal Accounting and Financial Officer),
Secretary And Director