Form 10-Q
period 2009-03-31
SYNERGX SYSTEMS INC
filed 2009-05-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

             For the fiscal quarter ended_________March 31, 2009_______________

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from                                         to

                             Commission file number_____________0-17580_______________________

SYNERGX SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-2941299
(State or jurisdiction of incorporation or organization)	(IRS employer identification Number)

209 Lafayette Drive, Syosset, New York            11791
       (Address of Principal Executive Offices)        (Zip code)

(516) 433-4700
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   No 

There were 5,210,950 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 13, 2009.

Transitional Small Business Disclosure Format (check one):     Yes    No 

INDEX PAGE

INDEX

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31,	September 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$510,756	$262,742
Accounts receivable, principally trade, less allowance for doubtful accounts of $302,299 and $302,299, respectively	5,172,224	5,270,911
Inventories, net	1,983,823	1,948,466
Prepaid expenses and other current assets	316,122	988,083
TOTAL CURRENT ASSETS	7,982,925	8,470,202

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $2,211,364	710,991	815,719
and $2,091,000, respectively

OTHER ASSETS	258,033	250,195

TOTAL ASSETS	$8,951,949	$9,536,116

See accompanying Notes to the  Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31,	September 30,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable to bank	$567,105	$--
Notes payable - current portion	27,553	27,553
Accounts payable and accrued expenses	2,645,648	2,993,697
Deferred revenue	1,160,087	1,613,453

TOTAL CURRENT LIABILITIES	4,400,393	4,634,703

Note payable to bank	--	517,873
Notes payable - less current portion	42,971	56,662

TOTAL LIABILITIES	4,443,364	5,209,238

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,211	5,211
Additional paid in capital	6,856,162	6,849,706
Accumulated deficit	(2,352,788)	(2,528,039)
TOTAL STOCKHOLDERS' EQUITY	4,508,585	4,326,878

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,951,949	$9,536,116

See accompanying Notes to the  Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
 CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months ended March 31,
	2009	2008

Product sales	$3,529,166	$3,433,356
Subcontract sales	484,275	353,155
Service revenue	1,278,053	1,311,946
Total revenues	5,291,494	5,098,457

Cost of product sales	2,931,455	2,883,271
Cost of subcontract sales	396,138	307,224
Cost of service revenue	783,119	671,400
Selling, general and administrative	1,154,760	1,559,271
Depreciation and amortization	60,226	58,621
Total operating expenses	5,325,698	5,479,787

(Loss) from operations	(34,204)	(381,330)

Interest expense	(12,274)	(35,284)

(Loss) before provision for income taxes	(46,478)	(416,614)

Provision for income taxes:
Current	2,000	3,000
Deferred	-	50,000
	2,000	53,000

Net (Loss)	$(48,478)	$(469,614)

(Loss) Per Common Share:
Basic and diluted (loss) per share	$ (0.01)	$ (0.09)

Basic and diluted weighted average number of
common shares outstanding	5,210,950	5,210,950

See accompanying Notes to the  Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
 CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Six Months ended March 31,
	2009	2008

Product sales	$7,322,912	$7,234,564
Subcontract sales	1,053,909	502,767
Service revenue	2,573,124	2,632,872
Total revenues	10,949,945	10,370,203

Cost of product sales	5,804,992	6,017,049
Cost of subcontract sales	835,391	429,824
Cost of service revenue	1,578,636	1,248,152
Selling, general and administrative	2,408,079	2,889,994
Depreciation and amortization	123,159	108,622
Total operating expenses	10,750,257	10,693,641

Income (Loss) from operations	199,688	(323,438)

Interest expense	(20,437)	(82,814)

Income (Loss) before provision for income taxes	179,251	(406,252)

Provision for income taxes:
Current	4,000	3,000
Deferred	-	50,000
	4,000	53,000

Net income (Loss)	$175,251	$(459,252)

Earnings (Loss) Per Common Share:
Basic and diluted earnings (loss) per share	$ 0.03	$ (0.09)

Basic and diluted weighted average number of
common shares outstanding	5,210,950	5,210,950

See accompanying Notes to the  Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$175,251	$(459,252)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization *	137,409	122,872
Deferred Taxes	--	50,000
Share-based compensation	6,461	14,314
Changes in operating assets and liabilities:
Accounts receivable, net	98,687	1,620,270
Inventories, net	(35,357)	307,124
Prepaid expenses and other current assets	671,961	68,233
Other assets	(24,995)	(37,290)
Accounts payable and accrued expenses	(348,049)	(413,168)
Deferred revenue	(453,366)	356,436
NET CASH PROVIDED BY OPERATING ACTIVITIES	228,002	1,629,539

INVESTING ACTIVITIES
Proceeds from note receivable	--	68,182
Purchases of property and equipment, net	(15,524)	(92,639)
NET CASH (USED IN) INVESTING ACTIVITIES	(15,524)	(24,457)

FINANCING ACTIVITIES
Principal payments on notes payable	(13,696)	(13,032)
Proceeds from and payments of note payable bank - net	49,232	(1,283,062)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	35,536	(1,296,094)

NET INCREASE IN CASH	248,014	308,988

Cash at beginning of the period	262,742	253,091
Cash at end of the period	$510,756	$562,079
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$3,982	$10,800
Interest	$19,233	$80,937

* Depreciation of $14,250 is included in cost of product and service sales for the six months ended
March 31, 2009 and 2008, respectively.

See accompanying Notes to the  Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2008.

NOTE 2.  REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $90,000 and $305,000 at March 31, 2009 and September 30, 2008, respectively and have been included in other current assets.  Billings in excess of costs and estimated profits were $382,000 and $411,000 at March 31, 2009 and 2008, respectively and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are performed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 14% and 26% of total net sales in the three months ended March 31, 2009 and 2008, respectively and 19% and 29% of total net sales in the six months ended March 31, 2009 and 2008.

One customer provided sales of 10% or more of total sales (amounting to 19%) in the three months ended March 31, 2009 and another provided sales of 10% or more of total sales (amounting to 11%) for the three months ended March 31, 2008.  No customer provided sales of 10% or more for the six months ended March 31, 2009 and 2008.  Accounts receivable from a significant customer amounted to $535,000 at March 31, 2009.

Two suppliers each accounted for more than 10% of the Company’s cost of sales for the three and six months ended March 31, 2009 (those suppliers amounted to 23% and 11%, respectively for the three month period and 16% and 14% for the six month period).   Two suppliers accounted for more than 10% of the Company’s cost of sales for the three months ended March 31, 2008 (amounting to 14% and 12%) and one supplier accounted for more than 10% of the Company’s cost of sales for the six months ended March 31, 2008 (amounting to 13%).

NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and parts for service and at March 31, 2009 and September 30, 2008 and are net of an inventory allowance of $649,000 and $613,000, respectively for slow movement and obsolescence.

NOTE 5. NOTE PAYABLE BANK

The Company has a $2.5 million dollar revolving credit facility (the “Credit Facility”) with TD Banknorth, N.A. (the “Bank”). This Credit Facility has an annual interest rate of prime plus 2% (5.250% at March 31, 2009 and 5.25% at September 30, 2008) and is to expire on October 1, 2009. Accordingly, the bank debt is being classified as a current liability at March 31, 2009. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

At March 31, 2009 and September 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $567,000 and $518,000, respectively, was outstanding under this facility.

The Credit Facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  At March 31, 2009, the Company was in compliance with all its financial covenant requirements.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6.   STOCK OPTIONS

The Company has a nonqualified stock option plan (“2004 Plan”), which will expire September 30, 2009.  Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the options are granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of the Company’s issued and outstanding shares from time to time.  Options vest at a rate of 20% per year commencing one year after date of grant.

A summary of the option activity and changes during the six months ended March 31, 2008 and 2009 are presented below:

	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Yrs.)	Weighted Average Grant Date Fair Value ($)

Outstanding October 1, 2007	116,000	2.43	2.8	1.24
Outstanding March 31, 2008	116,000	2.43	2.3	1.21
Outstanding October 1, 2008	57,000	2.43	1.8	1.24
Expired	(5,000)	2.50	1.0	1.24
Outstanding March 31, 2009	52,000	2.43	1.3	1.24
Exercisable at March 31, 2009	37,600	2.45	1.0	1.21

A summary of the option activity of nonvested shares at March 31, 2008 and 2009 is presented below:

		Grant Date
	Shares	Fair Value
Nonvested at October 1, 2007	73,600	$1.25
Vested	23,200	1.21
Nonvested at March 31, 2008	50,400	1.21
Nonvested at October 1, 2008	26,800	1.24
Vested	12,400	1.24
Nonvested at March 31, 2009	14,400	$1.24

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

	For the Three Months ended March 31,		For the Six Months ended March 31

Basic EPS Computation	2009	2008	2009	2008

Net (Loss) Income	$(48,478)	$(469,614)	$175,251	$(459,252)

Weighted average outstanding shares	5,210,950	5,210,950	5,210,950	5,210,950

Basic net (loss) income per share	$(.01)	$(.09)	$.03	$(.09)

Diluted EPS Computation Net (Loss) Income	$(48,478)	$(469,614)	$175,251	$(459,252)

Weighted-average shares	5,210,950	5,210,950	5,210,950	5,210,950

Plus:
Incremental shares from assumed conversions Employee Stock Options*	-	-	-	-
Adjusted weighted-average shares	5,210,950	5,210,950	5,210,950	5,210,950

Diluted net (loss) income per share	$(.01)	$(.09)	$.03	$(.09)

*All stock options outstanding during the three and six month period ended March 31, 2009 and March 31, 2008 were anti-dilutive.  However, in the future the stock options may be dilutive if the market price of the Company’s common stock increases over $1.70.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8  INCOME TAXES

The effective income tax rate differs from the statutory rate for the three and six months ended March 31, 2009 and 2008 due to the expected use of net operating loss carryforwards.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods.  No accrual for interest and penalties related to uncertain tax positions was required as of March 31, 2009.  As of March 31, 2009, the Company was subject to U.S. Federal and State Income Tax examinations for the tax years ending September 30, 2005 through 2008, but at the present time, no examinations are pending or in progress.

NOTE 9.  RELATED PARTY TRANSACTIONS

At September 30, 2007, Firecom, Inc. (“Firecom”) (a privately owned company involved in the fire alarm business) owned 1,352,544 shares or approximately 26% of the Company’s outstanding shares of common stock.  In June 2008, Firecom purchased an additional 225,568 shares and in January 2009, Firecom purchased another 490,000 shares increasing its beneficial ownership to 2,068,112 shares equal to 40% of the Company’s outstanding common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000 and, as a result, during the six months ended March 31, 2009 the Company recorded $125,000 of compensation expense for Mr. Mendez.  Mr. Mendez does not participate in the Company’s health-care plans.  Pursuant to the employment agreement, either the Board of Directors of the Company or Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentiality provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three and six months ending March 31, 2009 the Company paid Firecom $51,000 and $104,000, respectively, for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits for such full-time employee.  These expenses are included in cost of service revenue.  For the three and six months ending March 31, 2008 the Company paid Firecom $14,000 for the same services.  For the three and six months ending March 31, 2009 the Company paid $17,000 to Firecom for another employee who serves in a fire alarm administrative function, no money was paid for this employee during the three and six months ending March 31, 2008 as the employee began work for the Company in January 2009.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9.  RELATED PARTY TRANSACTIONS (continued)

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the six months ended March 31, 2009 and there were no such transactions for the six months ended March 31, 2008.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. This equipment was sold to the Company for $11,000 and $14,000 during the three and six months ended March 31, 2009, respectively and there were no such transactions during the three and six months ended March 31, 2008.   The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three and six months ended March 31, 2009, these products were sold to Firecom for $101,000 and $144,000, respectively.  During the three and six months ended March 31, 2008, these products were sold to Firecom for $20,000 and $30,000, respectively. The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

As of March 31, 2009 and September 30, 2008, the Company owed Firecom $35,000 and $3,000, respectively, which is included in Accounts Payable.

As of March 31, 2009 and September 30, 2008, Firecom owed the Company $96,000 and $34,000 respectively, which is included in Accounts Receivable.

NOTE 10  NEW ACCOUNTING PRONOUNCEMENTS

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11.  NASDAQ CONTINUED LISTING

The Company received a letter (the “Letter”) from The NASDAQ Stock Market (“NASDAQ”) on April 21, 2008, notifying the Company that for the 30 consecutive days prior to April 21, 2008, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion in the NASDAQ Stock Market.  The Company had been provided with 180 calendar days (until October 20, 2008) to regain compliance.

NASDAQ has subsequently suspended the enforcement of rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ has said it will not take any action to delist any security for these concerns during the suspension. NASDAQ has stated that, given the current extraordinary market conditions, this suspension was to remain in effect through Friday, April 17, 2009 but the suspension has been extended to remain in effect through July 17, 2009, and will be reinstated on Monday, July 20, 2009.

As a result, if, at any time before July 23, 2009, the bid price of the Company’s common stock closes at $1.00 or greater per share for a minimum of 10 consecutive business days, then NASDAQ will provide the Company with written notification that it has complied with the Marketplace Rule 4310(c) (4) (the “Rule”) . If compliance with the Rule cannot be demonstrated by July 23, 2009, then NASDAQ will decide whether the Company meets NASDAQ’s listing criteria set forth in the Rule, except for the bid requirement.  The notification states that, if the Company meets these criteria, then the Company will be granted an additional 180 calendar day compliance period.  If the Company is not granted an additional 180 calendar period, then NASDAQ will provide written notification that the Company’s securities will be delisted.

Management and the Board of Directors will consider available strategies in order to satisfy the minimum bid price requirement, however there can be no assurance that the Company will be able to maintain the listing of its common stock on the NASDAQ Capital Market.

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

References to 2009 and 2008 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the three and six months ended March 31, 2009 and March 31, 2008, respectively.

Liquidity and Capital Resources

 The Company has a $2.5 million dollar revolving credit facility (the “Credit Facility”) with TD Banknorth, N.A. (the “Bank”). This Credit Facility has an annual interest rate of prime plus 2% (5.25% at March 31, 2009 and 5.25% at September 30, 2008) and is to expire on October 1, 2009. The bank debt is being classified as a current liability at March 31, 2009. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other things, impose limitations on declaring or paying dividends, and making acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants. At March 31, 2009 and September 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $567,000 and $518,000, respectively, was owed under the Credit Facility.

Net cash provided by operations for the six months ended March 31, 2009 was $228,002 as compared to $1,629,539 for the comparable prior year period, a decrease of $1,401,537. This $1,401,537 decrease in cash provided by operations was primarily due to a $74,419 net use in cash for operating assets and liabilities in 2009 (used to fund certain projects that will be delivered after March 31, 2009) as compared to a $1,902,605 reduction in operating assets and liabilities in 2008.  The reduction in operating assets and liabilities in 2008 primarily resulted from a $1,620,770 collection of accounts receivable due to the timing of payments on long standing projects involving retainage. Partially offsetting the 2009 use in cash for operating assets and liabilities was $158,551 of net income (the 2008 period had a net loss of $459,252).

In 2009, the net cash inflow of $228,002 from operations was used for investing activities for equipment purchases of $15,524 ($92,939 of equipment purchases in 2008) and financing activities for note payments of $13,696. This resulted in a net cash inflow of $198,802 and with additional bank borrowing of $49,232 increased the Company’s cash balance at March 31, 2009 to $510,756.  In the six months ended March 31, 2008, the Company used cash for financing activities to repay $1,283,062 of our bank note payable.

The ratio of the Company’s current assets to current liabilities (current ratio) decreased to approximately 1.81 to 1 at March 31, 2009 compared to 1.83 to 1 at September 30, 2008. Working capital declined to $3.6 million at March 31, 2009 compared to $3.8 million at September 30, 2008. This decline and the decrease in the current ratio are principally related to $567,105 of bank debt being classified as a current liability at March 31, 2009.

The Company expects to extend or refinance its bank loan before its maturity on October 1, 2009. In view of the Company’s working capital collateral, which is in excess of its present and anticipated credit line, the Company believes suitable financing will be available from its present lender or another lender, if necessary.  The Company anticipates that its existing capital resources and funds expected to be received from operations will be sufficient to satisfy its cash flow requirements through March 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
		(In thousands of dollars)

Product Revenue	$3,529	$3,433	$7,323	$7,235
Subcontract Revenue	484	353	1,054	503
Service Revenue	1,278	1,312	2,573	2,633
Total Revenue	$5,291	$5,098	$10,950	$10,370

Gross Profit Product	598	550	1,518	1,218
Gross Profit Subcontract	88	46	219	73
Gross Profit Service	495	641	994	1,385
Total Gross Profit	$1,181	$1,237	$2,731	$2,676

Gross Margin Product %	17%	16%	21%	17%
Gross Margin Subcontract%	18%	13%	21%	15%
Gross Margin Service %	39%	49%	39%	53%

Revenues

The Company’s revenue increased by $193,000 (3.7%) for the three months ended March 31, 2009 and increased $580,000 (5.5%) for the six months then ended.

The Company's product sales increased slightly (3%) during the three months ended March 31, 2009 to $3,529,000 compared to $3,433,000 for the prior year period. The increase in product sales is due to additional revenue of $862,000 from a signage project at a convention center which offset declines in sales of audio/visual ,fire alarm, and security products (primarily from transit projects).  Product sales also increased slightly (1%) during the six months ended March 31, 2009 to $7,323,000 compared to $7,235,000 for the prior year period. The increase in product sales in the six month period was due to the one time sale of a $862,000 signage project at a convention center (in addition to this product sale revenue, the Company earned subcontract revenue on this project of $132,000 as noted below for a total contract amount of $994,000) and from the installation of a fire alarm system (involving a building owner and tenants) at a major new retail outlet center in our Long Island, NY territory amounting to $635,000 (jobs of these size and nature are unusual for this area and are not expected to occur often). These increases off set decreases in sales of audio/visual and security products (primarily from transit projects).  Also benefiting product revenues in 2009 was revenue from the installation of the Company’s new Comtrak system upgrade at a large building in New York City. Revenue from this upgrade program began in December, 2008 and is expected to continue in future periods.  The revenues from these projects almost entirely offset the declines in product sales from audio/visual and security products.

Subcontract sales increased during the current three month period to $484,000 from $353,000 in the comparable prior year period.  The increase in the three month period of 2009 is primarily due to the Company being responsible as prime contractor for the installation of a large display signage at a convention center which provided subcontract revenue of $132,000. Subcontract revenues increased during the six month period of 2009 to $1,054,000 from $503,000 in the comparable prior year period. During the six month period of 2009, the Company was responsible as prime contractor for the electrical installation of both the large display signage at a convention center ($132,000 of subcontract revenue) and for a major new retail outlet center ($387,000 of sales) and for several other large electrical installations projects compared to a few smaller electrical installations in 2008

Service revenues decreased 3% and 2% during the current three and six month periods (2009)  as compared to the comparable prior year period primarily due to the decrease in both periods in call-in-service on fire alarm systems (replacement parts and service required by buildings).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

The Company’s gross profit decreased by $56,000 (4.5%) for the three months ended March 31, 2009 and increased $55,000 (2.0%) for the six months then ended.

Gross profit from product sales for the three months ended March 31, 2009 increased 9% to $598,000 compared to $550,000 for the prior year period. The improvement in absolute gross profit and the 1% increase in gross margin percentage are primarily attributable to certain reductions in project engineering and direct labor staff in 2009. Gross profit margin as a percentage of product sales was 17% in 2009 compared to 16% in 2008. Gross profit from product sales for the six months ended March 31, 2009 increased 21% to $1,518,000 compared to $1,218,000 for the prior year period. Gross profit margin as a percentage of product sales for the six months was 21% in 2009 compared to 17% in 2008.The improvement in absolute gross profit and the 4% increase in gross margin percentage are primarily attributable to certain reductions in project engineering and direct labor staff in 2009 and a shift in product mix to higher margin sales of fire alarm projects in 2009 whereas the 2008 period included sales from a very low gross margin public address system.

Gross profit related to subcontract sales for the three months ended March 31, 2009 increased in absolute terms as the Company was responsible for a greater number of electrical installations by third parties (subcontract work) which included one large installation at a convention center of a large display signage in 2009 (noted above). For the six month period of 2009, gross profit from subcontract revenues increased from both the installation of a large display signage at a convention center and from the electrical installation (subcontract work) at a major retail outlet center (noted above).  The higher gross profit margin percentage in the three and six months of 2009 is due to higher margin percentage received on the installation of the large display signage and electrical installation at a major retail outlet center compared to the three months of 2008 as mark ups on electrical installations were lower on the few smaller electrical installation in 2008.

Gross profit from service revenues decreased $146,000 to $495,000 during the three months ended March 31, 2009 and decreased $391,000 to $994,000 during the six months ended March 31, 2009 as a result of a decline in call-in-service on fire alarm systems (replacement parts and service required by buildings).  Gross profit in 2009 was also negatively affected by additions in the number of service technicians as the Company increased its customer support staffing levels (during 2009) and rebalanced its staff to better serve customer requirements. In addition, the Company added certain service administration staff in 2009, which included a dedicated operating executive whose expenses are included in cost of service.

Profit Before Taxes

The $370,000 decrease in loss before income taxes during the three months ended March 31, 2009 is primarily attributed to $405,000 of lower selling, general and administrative expenses and from $23,000 of lower interest expense compared to 2008. These cost reductions amounting to $428,000 were offset by $56,000 of lower gross profit, which was primarily due to a decline in gross profit from service revenue (noted above). Selling, general and administrative expenses during the 2008 period included a provision of $192,000 for separation costs related to the resignation of the President of Casey Systems. Further savings in 2009 came from reductions of personnel in sales, administration, information technology, and research and development, all in an effort to lower overhead expenses. The decrease in interest is due to the effect of both lower interest rates, as a result of a lower prime rate, and lower borrowing levels during 2009.

The $586,000 increase in income before taxes during the six months ended March 31, 2009 is primarily attributed to $482,000 of lower selling, general and administrative expenses and from $62,000 of lower interest expense compared to 2008. Selling, general and administrative expenses during the 2008 period included a provision of $192,000 for separation costs (noted above). Further savings in 2009 came from reductions of personnel in sales, administration, information technology and research and development, all in an effort to lower overhead expenses. The decrease in interest was due to the effect of both lower interest rates as a result of a lower prime rate and lower borrowing levels during 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Tax Provision

The Company’s income tax expense for the three and six month periods of 2009 and 2008 represent minimum state and local income or franchise taxes. No income tax expense was recorded for the operating profit for the three and six months ended March 31, 2009 and 2008 due to the expected use of the net operating loss carryforwards.

Order Position

The Company’s order position, excluding service, at March 31, 2009 was $9,119,000 as compared to $12,500,000 at September 30, 2008 and $12,900,000 at March 31, 2008.  The Company expects to fulfill a significant portion of its order position over the next twelve months. Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.

Significant Customers and Suppliers

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 14% and 26% of total net sales in the three months ended March 31, 2009 and 2008, respectively and 19% and 29% of total net sales in the six months ended March 31, 2009 and 2008.

One customer provided sales of 10% or more of total sales (amounting to 19%) in the three months ended March 31, 20098 and another provided sales of 10% or more of total sales (amounting to 11%) for the three months ended March 31, 2008.  No customer provided sales of 10% or more for the six months ended March 31, 2009 and 2008.  Accounts receivable from a significant customer amounted to $535,000 at March 31, 2009.  The Company does not anticipate any problem in collecting this customer receivable.

Two suppliers each accounted for more than 10% of the Company’s cost of sales for the three and months ended March 31. 2009 (those suppliers amounted to 23% and 11%, respectively for the three month period and 16% and 14% for the six month periods).   Two suppliers accounted for more than 10% of the Company’s cost of sales for the three months ended March 31, 2008 (amounting to 14% and 12%) and one supplier accounted for more than 10% of the Company’s cost of sales for the six months ended March 31, 2008 (amounting to 13%).

Related Party Transactions

At September 30, 2007, Firecom, Inc. (“Firecom”) (a privately owned company involved in the fire alarm business) owned 1,352,544 shares or approximately 26% of the Company’s outstanding shares of common stock.  In June 2008, Firecom purchased an additional 225,568 shares and in January 2009, Firecom purchased another 490,000 shares increasing its beneficial ownership to 2,068,112 shares equal to 40% of the Company’s outstanding common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000 and, as a result, during the six months ended March 31, 2009 the Company recorded $125,000 of compensation expense for Mr. Mendez.  Mr. Mendez does not participate in the Company’s health-care plans.  Pursuant to the employment agreement, either the Board of Directors of the Company or Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentiality provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three and six months ending March 31, 2009 the Company paid Firecom $51,000 and $104,000, respectively, for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits for such full-time employee.  These expenses are included in cost of service revenue.  For the three and six months ending March 31, 2008 the Company paid Firecom $14,000 for the same services.  For the three and six months ending March 31, 2009 the Company paid $17,000 to Firecom for another employee who serves in a fire alarm administrative function, no money was paid for this employee during the three and six months ending March 31, 2008 as the employee began work for the Company in January 2009.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the six months ended March 31, 2009 and there were no such transactions for the six months ended March 31, 2008.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. This equipment was sold to the Company for $11,000 and $14,000 during the three and six months ended March 31, 2009, respectively and there were no such transactions during the three and six months ended March 31, 2008.   The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three and six months ended March 31, 2009, these products were sold to Firecom for $101,000 and $144,000, respectively.  During the three and six months ended March 31, 2008, these products  were sold to Firecom for $20,000 and $30,000, respectively. The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business

As of March 31, 2009 and September 30, 2008, the Company owed Firecom $35,000 and $3,000, respectively, which is included in Accounts Payable.   As of March 31, 2009 and September 30, 2008, Firecom owed the Company $96,000 and $34,000 respectively, which is included in Accounts Receivable.

Other

Approximately 32% of the Company’s employees are covered by collective bargaining agreements.  On March 9, 2009, the union representing hourly employees and the Company ratified a Collective Bargaining Agreement expiring March 9, 2012, providing for an increase in salaries and benefits averaging approximately 4% per year over the life of the contract, but with no increase in the first year of the contract.

NASDAQ Continued Listing

The Company received a letter (the “Letter”) from The NASDAQ Stock Market (“NASDAQ”) on April 21, 2008, notifying the Company that for the 30 consecutive days prior to April 21, 2008, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion in the NASDAQ Stock Market.  The Company had been provided with 180 calendar days (until October 20, 2008) to regain compliance.

NASDAQ has subsequently suspended the enforcement of rules requiring a minimum $1.00 closing bid price or a minimum market value of publicly held shares. NASDAQ has said it will not take any action to delist any security for these concerns during the suspension. NASDAQ has stated that, given the current extraordinary market conditions, this suspension was to remain in effect through Friday, April 17, 2009 but has been extended to remain in effect through July 17, 2009, and will be reinstated on Monday, July 20, 2009.

As a result, if, at any time before July 23, 2009, the bid price of the Company’s common stock closes at $1.00 or greater per share for a minimum of 10 consecutive business days, then NASDAQ will provide the Company with written notification that it has complied with the Marketplace Rule 4310(c) (4) (the “Rule”) . If compliance with the Rule cannot be demonstrated by April 23, 2009, then NASDAQ will decide whether the Company meets NASDAQ’s listing criteria set forth in the Rule, except for the bid requirement.  The notification states that, if the Company meets these criteria, then the Company will be granted an additional 180 calendar day compliance period.  If the Company is not granted an additional 180 calendar period, then NASDAQ will provide written notification that the Company’s securities will be delisted.

Management and the Board of Directors will consider available strategies in order to satisfy the minimum bid price requirement, however there can be no assurance that the Company will be able to maintain the listing of its common stock on the NASDAQ Capital Market.

In the event the delisting of the Company’s common stock would occur, the Company would look to have its common stock trade on a different platform or exchange.  The Company is analyzing what effect, if any, a delisting would have on the Company’s financial condition and liquidity.

Item 3  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures Evaluation of disclosure controls and procedures.

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were adequate and effective.

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time we may be a party to various legal proceedings arising in the ordinary course of our business. We are not currently subject to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

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
SYNERGX SYSTEMS INC (Registrant)

By:	/s/ Paul Mendez
Name Paul Mendez
Chief Executive Officer
Date: May 14, 2009

By:	/s/ John A. Poserina
Name John A. Poserina
Chief Financial Officer
(Principal Accounting and Financial Officer), Secretary and Director
Date: May 14, 2009