Form 10-Q
period 2009-06-30
SYNERGX SYSTEMS INC
filed 2009-08-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended June 30, 2009

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

(516) 433-4700
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o   No x

There were 5,210,950 shares outstanding of registrant’s common stock, par value $.001 per share, as of August 13, 2009.

INDEX

		PAGE
Part I – Financial Information (unaudited)

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheet at June 30, 2009
	and September 30, 2008	3

	Condensed Consolidated Statements of Operations for the
	Three Months and Nine Months Ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2009 and 2008	7

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II – Other Information

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$1,169,898	$262,742
Accounts receivable, principally trade, less allowance
for doubtful accounts of $249,091 and $302,299, respectively	4,687,853	5,270,911
Inventories, net	2,379,220	1,948,466
Prepaid expenses and other current assets	116,676	988,083
TOTAL CURRENT ASSETS	8,353,647	8,470,202
	-	-

PROPERTY AND EQUIPMENT -at cost, less
accumulated depreciation and amortization of $2,270,817	650,386	815,719
and $2,091,000, repectively

OTHER ASSETS	244,350	250,195

TOTAL ASSETS	$9,248,383	9,536,116

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable to bank	$1,475,944	$--
Notes payable - current portion	27,553	27,553
Accounts payable and accrued expenses	2,555,813	2,993,697
Deferred revenue	1,168,695	1,613,453

TOTAL CURRENT LIABILITIES	5,228,005	4,634,703

Note payable to bank	--	517,873
Notes payable - less current portion	36,062	56,662

TOTAL LIABILITIES	5,264,067	5,209,238

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized-
none issued and outstanding	--	--
Common stock, 10,000,000 shares authorized, $.001
par value; issued and outstanding 5,210,950 shares	5,211	5,211
Additional paid in captal	6,858,793	6,849,706
Accumulated deficit	-2,879,688	-2,528,039
TOTAL STOCKHOLDERS' EQUITY	3,984,316	4,326,878

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,248,383	9,536,116

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2009	2008

Product sales	$1,643,723	$2,822,196
Subcontract sales	259,394	397,601
Service revenue	1,281,748	1,319,367
Total revenues	3,184,865	4,539,164

Cost of product sales	1,589,325	2,400,695
Cost of subcontract sales	210,819	339,770
Cost of service revenue	825,519	693,089
Selling, general and administrative	1,004,787	1,732,963
Depreciation and amortization	66,683	62,933
Total operating expenses	3,697,133	5,229,450

(Loss) from operations	-512,268	-690,286

Interest expense	-9,632	-12,409

(Loss) before provision for income taxes	-521,900	-702,695
Provision for income taxes:
Current	5,000	1,000
Deferred	0	50,000
	5,000	51,000
Net (loss)	$-526,900	$-753,695

(Loss) Per Common Share
Basic and diluted (loss) per share	$-0.10	$-0.14

Weighted average number of common share
equivalents outstanding basic and dilutive	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months ended June 30,
	2009	2008

Product sales	$8,966,635	$10,056,760
Subcontract sales	1,313,303	900,368
Service revenue	3,854,872	3,952,239
Total revenues	14,134,810	14,909,367

Cost of product sales	7,394,317	8,417,744
Cost of subcontract sales	1,046,210	769,594
Cost of service revenue	2,404,155	1,941,241
Selling, general and administrative	3,412,866	4,622,957
Depreciation and amortization	189,842	171,555
Total operating expenses	14,447,390	15,923,091

(Loss) from operations	-312,580	-1,013,724

Interest expense	-30,069	-95,223
	-	-

(Loss) before provision for income taxes	-342,649	-1,108,947
Provision for income taxes:
Current	9,000	4,000
Deferred		100,000
	9,000	104,000
Net (loss)	$-351,649	$-1,212,947

Loss Per Common Share:
Basic and diluted earnings (loss) per share	$-0.07	$-0.23

Basic and diluted weighted average number of
common shares outstanding	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For the Nine Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss)	$-351,649	$-1,212,947
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization *	211,217	192,931
Deferred taxes	--	100,000
Share-based compensation	9,087	21,471
Changes in operating assets and liabilities:
Accounts receivable, net	583,058	1,343,843
Inventories, net	-430,754	-263
Prepaid expenses and other current assets	871,407	451,567
Other assets	-25,667	-39,641
Accounts payable and accrued expenses	-437,884	-417,947
Deferred revenue	-444,758	467,358
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	-15,943	906,372
INVESTING ACTIVITIES
Proceeds from note receivable		69,429
Purchases of property and equipment, net	-14,372	-151,156
NET CASH (USED IN) INVESTING ACTIVITIES	-14,372	-81,727
FINANCING ACTIVITIES
Principal payments on notes payable	-20,607	-17,386
Proceeds from and payments of note payable bank - net	958,071	-872,680
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	937,464	-890,066

NET INCREASE (DECREASE) IN CASH	907,149	-65,421

Cash at beginning of the period	262,742	253,091
Cash at end of the period	$1,169,891	$187,670

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$10,597	$15,449
Interest	$28,071	$91,319

* Depreciation of $21,375 is included in cost of product and service sales for the nine months ended
June 30, 2009 and 2008, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (including normal recurring items) considered necessary for a fair presentation of our results for the interim periods presented. Results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-KSB for the year ended September 30, 2008.  The Company evaluated subsequent events through the date of issuance of the financial statements.

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions.  We base our  estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources

NOTE 2.  REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $68,000 and $640,000 at June 30, 2009 and September 30, 2008, respectively and have been included in other current assets.  Billings in excess of costs and estimated profits were $408,000 and $841,000 at June 30, 2009 and September 30, 2008, respectively and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are performed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3. SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 2% and 18% of total net sales in the three months ended June 30, 2009 and 2008, respectively and 15% and 26% of total net sales in the nine months ended June 30, 2009 and 2008.

Two suppliers each accounted for more than 10% of the Company’s cost of sales for the three and nine months ended June 30, 2009 (those suppliers amounted to 43% and 13%, respectively for the three month period and 18% and 13% for the nine month period).   Three suppliers accounted for more than 10% of the Company’s cost of sales for the three months ended June 30, 2008 (amounting to 22%, 12% and 11%) and one supplier accounted for more than 10% of the Company’s cost of sales for the nine months ended June 30, 2008 (amounting to 15%).

NOTE 4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of raw materials and parts for service and at June 30, 2009 and September 30, 2008 and are net of an inventory allowance of $666,000 and $613,000, respectively for slow movement and obsolescence.

NOTE 5. NOTE PAYABLE BANK

The Company has a $2.5 million dollar revolving credit facility (the “Credit Facility”) with TD Banknorth, N.A. (the “Bank”). This Credit Facility has an annual interest rate of prime plus 2% (5.25% at June 30, 2009 and 5.25% at September 30, 2008) and is to expire on October 1, 2009. Accordingly, the bank debt is being classified as a current liability at June 30, 2009. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other requirements, imposes limitations on declaring or paying dividends, and making acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants.

As of June 30, 2009, the Company had a tangible net worth of $3.9 million and, as a result, did not meet the $4.3 million minimum tangible net worth loan covenant contained in the loan agreement with its Bank.  The Company has requested a waiver of this violation, but the Bank has refused to grant such a waiver.  As a result, the Company’s debt may be callable by the Bank at any time.  The Company plans to negotiate with the Bank and also to seek a new lending source, as the line of credit is important to the Company’s liquidity and ability to conduct its operations.  There can be no assurance that the Company will be successful in arranging a line of credit on favorable terms.  As a result, there is a significant uncertainty with respect to the Company’s ability to continue as a going concern without alternative financing.

At June 30, 2009, $1,476,000 was owed under the Credit Facility.  At September 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation and $518,000 was outstanding under this facility.  In view of the Company’s working capital collateral, which is in excess of its present and anticipated credit line, the Company believes financing should be available from another lender, if necessary.  The Company anticipates that its existing capital resources and funds expected to be received from operations will be sufficient to satisfy its cash flow requirements through June 30, 2010 assuming that the present financing continues or alternative financing is obtained.

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

	For the Three Months		For the Nine Months
	ended June 30,		ended June 30,
Basic and Diluted EPS Computation	2009	2008	2009		2008

Net (Loss)	$(526,900)	$(753,695)		$(351,649)	$(1,212,947)

Weighted average outstanding shares	5,210,950	5,210,950		5,210,950	5,210,950

Basic and Diluted net (loss) per share	$(.10)	$(.14)	$	(..07)	$(.23)

*All stock options outstanding during the three and nine month period ended June 30, 2009 and June 30, 2008 were anti-dilutive.  However, in the future the stock options may be dilutive if the market price of the Company’s common stock increases over $1.70.

NOTE 7   INCOME TAXES

The effective income tax rate differs from the statutory rate for the three and nine months ended June 30, 2009 and 2008 as no income tax benefit was recorded for the operating loss during both periods.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods.  No accrual for interest and penalties related to uncertain tax positions was required as of June 30, 2009.  As of June 30, 2009, the Company was subject to U.S. Federal and State Income Tax examinations for the tax years ending September 30, 2005 through 2008, but at the present time, no examinations are pending or in progress.

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

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000 and, as a result, during the nine months ended June 30, 2009 the Company recorded $188,000 of compensation expense for Mr. Mendez.  Mr. Mendez does not participate in the Company’s health-care or other benefit  plans.  Pursuant to the employment agreement, either the Board of Directors of the Company or Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentiality provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three and nine months ending June 30, 2009 the Company paid Firecom $70,000 and $156,000, respectively, for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits.  These expenses are included in cost of service revenue.  For the three and nine months ending June 30, 2008 the Company paid Firecom $52,000 and $66,000, respectively, for the same services.  For the three and nine months ending June 30, 2009 the Company paid $12,000 and $37,000, respectively, to Firecom for another employee who serves in a fire alarm administrative function, no money was paid for this employee during the three and nine months ending June 30, 2008 as the employee began work for the Company in January 2009.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the nine months ended June 30, 2009 and there were no such transactions for the nine months ended June 30, 2008.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. This equipment was sold to the Company for $18,000 and $21,000 during the three and nine months ended June 30, 2009, respectively and $12,000 during the three and nine months ended June 30, 2008.   The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three and nine months ended June 30, 2009, these products were sold to Firecom for $184,000 and $328,000, respectively.  During the three and nine months ended June 30, 2008, these products were sold to Firecom for $14,000 and $44,000, respectively. The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

As of June 30, 2009 and September 30, 2008, the Company owed Firecom $- 0 - and $3,000, respectively, which is included in Accounts Payable.

As of June 30, 2009 and September 30, 2008, Firecom owed the Company $141,000 and $34,000 respectively, which is included in Accounts Receivable.

NOTE 9  NEW ACCOUNTING PRONOUNCEMENTS

 In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162", ("SFAS 168"), which is effective for the Company on July 1, 2009. SFAS 168 does not alter current GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under SFAS 168 there will be a single source of authoritative GAAP for nongovernmental entities and will supersede all other previously issued non-SEC accounting and reporting guidance. The adoption of SFAS 168 will not have any impact on the Company’s financial position or results of operations.

In June 2009, FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 amends FIN 46(R), "Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51" to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS 167 will become effective for the Company on October 1, 2010. The Company anticipates that the adoption of SFAS 167 will not have a significant impact on their consolidated financial position or results of operations since they currently do not have any variable interest entities.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 on June 30, 2009. The adoption of SFAS 165 had no impact on their financial position or results of operations.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9  NEW ACCOUNTING PRONOUNCEMENTS (continued)

In April 2009, the FASB issued FSP No. 141R-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141R-1"). FSP 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for all business acquisitions occurring on or after October 1, 2009. The impact of the adoptions will be dependent upon the extent and nature of any future acquisitions.

 In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). This FSP amends SFAS No. 107, "Disclosures about Value of Financial Instruments" and APB Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 and APB 28-1 became effective for the Company on June 30, 2009. The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

 In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). This Statement was effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. The Company adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ("SFAS 141R"), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, however, it includes changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R will become effective for the Company beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141R will be dependent on the extent and nature of any future acquisitions.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings and to expense  upfront cost and fees associated with the item for which the fair value option is elected. Companies electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective for the Company on October 1, 2008. The adoption of SFAS 159 did not have any impact on their consolidated financial position or results of operations as they did not elect the fair value option.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9  NEW ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company adopted SFAS 157 on October 1, 2008 for financial assets and liabilities carried at fair value and non financial assets and liabilities that are recognized or disclosed on a recurring basis. The adoption did not have a material effect on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. FASB Staff Position 157-2 will become effective for the Company beginning October 1, 2009. The Company anticipates that the adoption of FASB Staff Position SFAS 157-2 will not have a significant impact on their consolidated financial position or results of operations.

NOTE 10.  NASDAQ CONTINUED LISTING

On April 21, 2008, the Company received a letter from the Nasdaq Listing Qualifications Department (”NASDAQ”) notifying the Company that for 30 consecutive days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement. The Company had been provided with 180 calendar days (originally until October 20, 2008) to regain compliance.  If, at any time before October 20, 2008, the bid price of the Company’s common stock closed at $1.00 per share for a minimum of 10 consecutive business days, then NASDAQ would provide the Company with written notification that it had complied with NASDAQ’s bid price requirement.  NASDAQ then suspended the enforcement of the Rule from October 16, 2008 through July 28, 2009.  As a result, the Company had until August 5, 2009 to regain compliance.

On August 6, 2009, the Company received a letter from NASDAQ stating that the Company had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by August 5, 2009 and, as a result, its common stock would be subject to delisting from The Nasdaq Capital Market unless the Company requested an appeal before the Nasdaq Hearings Panel.  Accordingly, unless the Company requests an appeal, trading of the Company’s common stock will be suspended at the opening of business on August 17, 2009 and the Company’s common stock will be removed from listing and registration on the Nasdaq Stock Market.

After consideration of its options, the Company does not intend to request a hearing before the Panel and its common stock will be delisted from Nasdaq at the opening of business on August 17, 2009.  The Company determined that it would be difficult for the Company to maintain the Nasdaq Stock Market’s listing criteria on an ongoing basis and it would be in the best interests of the Company to allow its common stock to be delisted from the Nasdaq Capital Market.

The Company is working with a market maker to have its common stock quoted on the OTC Bulletin Board.  The Company’s common stock will not be immediately eligible to trade on the OTC Bulletin Board after delisting.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

References to 2009 and 2008 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the three and nine months ended June 30, 2009 and June 30, 2008, respectively.

Liquidity and Capital Resources

The ratio of the Company’s current assets to current liabilities (current ratio) decreased to approximately 1.60 to 1 at June 30, 2009 compared to 1.83 to 1 at September 30, 2008. Working capital declined to $3.1 million at June 30, 2009 compared to $3.8 million at September 30, 2008. This decline and the decrease in the current ratio are principally related to the classification of the $1,475,944 balance drawn on the Company’s $2.5 million dollar revolving credit facility (the “Credit Facility”) as a current liability at June 30, 2009.

The Credit Facility with TD Banknorth, N.A. (the “Bank”) has an annual interest rate of prime plus 2% (5.25% at June 30, 2009) and is to expire on October 1, 2009. Since it expires by its terms within one year, the bank debt is being classified as a current liability at June 30, 2009. Advances under the Credit Facility are measured against a borrowing base calculated on eligible receivables and inventory.  The Credit Facility is secured by all assets of the Company and all of its operating subsidiaries.

The Credit Facility includes various covenants, which among other requirements, imposes limitations on declaring or paying dividends, and making acquisitions and capital expenditures. The Company is also required to maintain certain financial ratios and tangible net worth covenants.

As of June 30, 2009, the Company had a tangible net worth of $3.9 million and, as a result, did not meet the $4.3 million minimum tangible net worth loan covenant contained in the loan agreement with its Bank.  The Company has requested a waiver of this violation, but the Bank has refused to grant such a waiver.  As a result, the Company’s debt may be callable by the Bank at any time.  The Company plans to negotiate with the Bank and also to seek a new lending source, as the line of credit is important to the Company’s liquidity and ability to conduct its operations.  There can be no assurance that the Company will be successful in arranging a line of credit on favorable terms.  As a result, there is a significant uncertainty with respect to the Company’s ability to continue as a going concern without alternative financing.

At June 30, 2009, $1,476,000 was owed under the Credit Facility.  At June 30, 2009 and September 30, 2008, the full amount of the Credit Facility was available under the borrowing base calculation.  In view of the Company’s working capital collateral, which is in excess of its present and anticipated credit line, the Company believes financing should be available from another lender, if necessary.  The Company anticipates that its existing capital resources and funds expected to be received from operations will be sufficient to satisfy its cash flow requirements through June 30, 2010 assuming that the present financing continues or alternative financing is obtained.

Cash Flows

Net cash used in operations for the nine months ended June 30, 2009 was $15,936 as compared to cash being provided by operations of $906,372 for the comparable prior year period, a decrease of $922,308.  This $922,308 decrease in cash provided by operations was primarily due to $1,682,383 less cash generated by net reductions in operating assets and liabilities in the nine months ended June 30, 2009 partially offset by a net loss in the nine months ended June 30, 2009 that was $861,298 lower than the net loss for the comparable period in 2008.  The reduction in operating assets and liabilities in 2009 was negatively affected by a $430,754 increase in inventories for certain projects that will be delivered after June 30, 2009. The reduction in operating assets and liabilities in 2008 primarily resulted from a $1,343,843 collection of accounts receivable due to the timing of payments on long standing projects involving retainage.

In 2009, the net cash outflow of $15,936 from operations plus investing activities of equipment purchases of $14,372 (compared to $151,156 of equipment purchases in 2008) and financing activities for note payments of $20,607 resulted in net cash outflow of $50,915. This $50,915 outflow was funded by additional bank borrowing of 958,071 and the balance used to increase the Company’s cash balance to $1,169,898 at June 30, 2009. In the nine months ended June 30, 2008, the Company primarily used cash provided from a reduction in its operating assets and operating liabilities to reduce its bank borrowing to $1,197,886 at June 30, 2008.

The current economic recession is making it very difficult to maintain revenue levels and margins as projects are being postponed and customers are asking for price reductions. Since the beginning of the 2009 calendar year, we have incurred losses as a result of  slower economic activity and delays in the release of transit project shipments requested by New York City Transit. These delays in transit project shipments continue to affect our revenues, income and liquidity. To offset these price reductions and shipment delays, we have reduced selling expenses, primarily from certain staff eliminations.  While recent larger new orders for an audio/visual project and a security project have been received and are scheduled for shipment beginning in July 2009, management has implemented further reductions in staffing levels and overheads in order to lower operating expenses and return to profitability.  These cost reductions took effect on August 1, 2009 and will approximate $700,000 on an annualized basis.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands of dollars)

Product Sales	$1,644	$2,822	$8,967	$10,057
Subcontract Sales	259	398	1,313	900
Service Revenue	1,282	1,319	3,855	3,952
Total Revenue	$3,185	$4,539	$14,135	$14,909

Gross Profit Product	55	421	1,573	1,639
Gross Profit Subcontract	48	58	267	131
Gross Profit Service	456	626	1,451	2,011
Total Gross Profit	$559	$1,105	$3,291	$3,781

Gross Margin Product %	3%	15%	18%	16%
Gross Margin Subcontract%	19%	15%	20%	15%
Gross Margin Service %	36%	47%	38%	51%

Revenues

The Company’s revenue decreased by $1,354,000 (29.8%) for the three months ended June 30, 2009 and decreased $774,000 (5.2%) for the nine months then ended.

The Company's product sales decreased (42%) during the three months ended June 30, 2009 to $1,644,000 compared to $2,822,000 for the prior year period. The decrease in product sales resulted from declines in sales of audio/visual, fire alarm, and security products. The largest decline came from delays in the release of projects by New York City Transit Authority, which delays contributed to over half of the decrease in product sales in the 2009 quarter. The weakening economy also adversely affected sales of our audio/visual products during this period. Product sales also decreased (11%) during the nine months ended June 30, 2009 to $8,967,000 compared to $10,057,000 for the prior year period. The decrease in product sales in the nine month period was principally related to decreases in sales of security products. This decline primarily resulted from delays in the release of projects by New York City Transit Authority. However, in 2009, product sales benefited from the installation of the Company’s new Comtrak system upgrade at a large building in New York City. Revenue from this upgrade program began in December, 2008 and is expected to continue in future periods.  During the nine months ended June 30, 2009, the revenues from this upgrade ($156,000 of product sales), from installation of a fire alarm system at a major new retail outlet center $53,000 of product sales) and from installation of a large display signage at a convention center ($861,000 of product sales) partially offset the declines in product sales from security products.

Subcontract sales decreased during the current three month period to $259,000 from $398,000 in the comparable prior year period.  The decrease in the three month period of 2009 is primarily due to the Company being responsible as prime contractor for the installation of one large project as compared to two projects in the 2008 three month period. Subcontract revenues increased during the nine month period of 2009 to $1,313,000 from $900,000 in the comparable prior year period. During the nine month period of 2009, the Company was responsible as prime contractor for the electrical installation of a large display signage at a convention center ($132,000 of subcontract sales) and for installation at a major new retail outlet center ($239,000 of sales)  in our Long Island, NY territory involving a fire alarm system (involving a building owner and tenants) and for several other large electrical installations projects compared to a few smaller electrical installations in 2008. In 2009, jobs of these size and nature are unusual for this area and are not expected to occur often.

Service revenues decreased 3% and 2% during the current three and nine month periods (2009) as compared to the comparable prior year period primarily due to the decrease, in both periods, in call-in-service on fire alarm systems (replacement parts and service required by buildings).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Gross Profit

The Company’s gross profit decreased by $546,000 (49%) for the three months ended June 30, 2009 and decreased $490,000 (13%) for the nine months then ended.

Gross profit from product sales for the three months ended June 30, 2009 decreased 87% to $55,000 compared to $421,000 for the prior year period. The decrease in absolute gross profit and the 12% decrease in gross margin percentage are primarily attributable to the major declines in product revenue from audio/visual (affected by the weakening economy) and security (caused by lack of releases of projects from New York City Transit Authority.  Gross profit margin as a percentage of product sales was 3% for the three months ended  June 30, 2009 compared to 15%  for the three months ended June 30, 2008 and reflects decline in sales to fully absorb overheads, which are relatively fixed in nature. Gross profit from product sales for the nine months ended June 30, 2009 decreased 4% to $1,573,000 compared to $1,639,000 for the prior year period. Gross profit margin as a percentage of product sales for the nine months was 18% in 2009 compared to 16% in 2008. The decline in absolute gross profit resulted from lower product sales and related gross profit. In spite of lower sales, there was a 2% increase in gross margin percentage primarily attributable to certain reductions in project engineering and direct labor staff in 2009 and a shift in product mix to higher margin sales of fire alarm projects in 2009 whereas the 2008 period included sales from a very low gross margin public address system.

Gross profit related to subcontract sales for the three months ended June 30, 2009 decreased $10,000 in absolute terms as the Company was responsible for a fewer number of electrical installations by third parties (subcontract work). For the nine month period of 2009, gross profit from subcontract revenues increased $136,000 from both the installation of a large display signage at a convention center and from the electrical installation (subcontract work) at a major retail outlet center (noted above).  The higher gross profit margin percentage in the three and nine months of 2009 is due to higher margin percentage received on the installation of the large display signage and electrical installation at a major retail outlet center compared to the three months of 2008 as mark ups on electrical installations were lower on the few smaller electrical installation in 2008.

Gross profit from service revenues decreased $170,000 to $456,000 during the three months ended June 30, 2009 and decreased $560,000 to $1,451,000 during the nine months ended June 30, 2009 as a result of a decline in call-in-service on fire alarm systems (replacement parts and service required by buildings).  Gross profit in 2009 was also negatively affected by additions in the number of service technicians as the Company increased its customer support staffing levels (during 2009) and rebalanced its staff to better serve customer requirements. In addition, the Company added certain service administration staff in 2009, which included a dedicated operating executive whose expenses are included in cost of service.

Loss Before Taxes

The $181,000 decrease in loss before income taxes during the three months ended June 30, 2009 is primarily attributed to $728,000 of lower selling, general and administrative expenses and from $3,000 of lower interest expense compared to 2008. These cost reductions amounting to $731,000 were offset by $546,000 of lower gross profit, which was primarily due to a decline in gross profit caused by lower product sales and service revenue (noted above). Selling, general and administrative expenses during the 2008 period included a provision of $355,000 for separation costs related to the resignation of the Chief Executive Officer of the Company. Further savings in 2009 came from reductions of personnel in sales, administration, information technology, and research and development, all in an effort to lower overhead expenses. The decrease in interest expense is due to the effect of lower borrowing levels during 2009.

The $766,000 reduction in loss before taxes during the nine months ended June 30, 2009 is primarily attributed to $1,210,000 of lower selling, general and administrative expenses and from $65,000 of lower interest expense compared to 2008. Selling, general and administrative expenses during the 2008 period included a provision of $547,000 for separation costs for the resignation of both the Chief Executive Officer (noted above) and the President of Casey Systems (which occurred during the quarter ending March 31, 2008). Further savings in 2009 came from reductions of personnel in sales, administration, information technology and research and development, all in an effort to lower overhead expenses. These cost reductions were offset by $490,000 of lower gross profit (as enumerated above).   The decrease in interest expense was due to the effect of lower borrowing levels during 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Tax Provision

The Company’s current income tax expense for the three and nine month periods of 2009 and 2008 represent minimum state and local income or franchise taxes. No income tax expense benefit was recorded for the operating loss for the three and nine months ended June 30, 2009 and 2008.  The Company’s deferred income tax expense for the nine months ended June 30, 2008 included a $100,000 valuation allowance in that period.

Order Position

The Company’s order position, excluding service, at June 30, 2009 was $10,400,000 as compared to $12,500,000 at September 30, 2008 and $12,800,000 at June 30, 2008.  The Company expects to fulfill a significant portion of its order position over the next twelve months. Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.  The Company has not, however, been successful in obtaining any significant new mass transit contracts.

Significant Customers and Suppliers

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 2% and 18% of total net sales in the three months ended June 30, 2009 and 2008, respectively and 15% and 26% of total net sales in the nine months ended June 30, 2009 and 2008.

No other customer provided sales of 10% or more for the three or nine months ended June 30, 2009 and 2008.  Accounts receivable had no significant customers at June 30, 2009.

Two suppliers each accounted for more than 10% of the Company’s cost of sales for the three and nine months ended June 30, 2009 (those suppliers amounted to 43% and 13%, respectively for the three month period and 18% and 13% for the nine month period).   Three suppliers accounted for more than 10% of the Company’s cost of sales for the three months ended June 30, 2008 (amounting to 22%, 12% and 11%) and one supplier accounted for more than 10% of the Company’s cost of sales for the nine months ended June 30, 2008 (amounting to 15%).

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

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000 and, as a result, during the nine months ended June 30, 2009 the Company recorded $188,000 of compensation expense for Mr. Mendez.  Mr. Mendez does not participate in the Company’s health-care plans.  Pursuant to the employment agreement, either the Board of Directors of the Company or Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentiality provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three and nine months ending June 30, 2009 the Company paid Firecom $70,000 and $156,000, respectively, for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits for such full-time employee.  These expenses are included in cost of service revenue.  For the three and nine months ending June 30, 2008 the Company paid Firecom $52,000 and $66,000,

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

respectively, for the same services.  For the three and nine months ending June 30, 2009 the Company paid $12,000 and $37,000, respectively, to Firecom for another employee who serves in a fire alarm administrative function, no money was paid for this employee during the three and nine months ending June 30, 2008 as the employee began work for the Company in January 2009.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company:

•
Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the nine months ended June 30, 2009 and there were no such transactions for the nine months ended June 30, 2008.

•
Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. This equipment was sold to the Company for $18,000 and $21,000 during the three and nine months ended June 30, 2009, respectively and $12,000 during the three and nine months ended June 30, 2008.

•
The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three and nine months ended June 30, 2009, these products were sold to Firecom for $184,000 and $328,000, respectively.  During the three and nine months ended June 30, 2008, these products were sold to Firecom for $14,000 and $44,000, respectively.  Profit margins on sales to Firecom approximate the margins on sales to other customers.

The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.  We plan to investigate other cost saving measures with Firecom and will enter into other agreement if they are beneficial to our business.

As of June 30, 2009 and September 30, 2008, the Company owed Firecom $- 0 - and $3,000, respectively, which is included in Accounts Payable. As of June 30, 2009 and September 30, 2008, Firecom owed the Company $141,000 and $34,000 respectively, which is included in Accounts Receivable.

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

NASDAQ Continued Listing

On April 21, 2008, the Company received a letter from the Nasdaq Listing Qualifications Department (”NASDAQ”) notifying the Company that for 30 consecutive days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement. The Company had been provided with 180 calendar days (originally until October 20, 2008) to regain compliance.  If, at any time before October 20, 2008, the bid price of the Company’s common stock closed at $1.00 per share for a minimum of 10 consecutive business days, then NASDAQ would provide the Company with written notification that it had complied with NASDAQ’s bid price requirement.  NASDAQ then suspended the enforcement of the Rule from October 16, 2008 through July 28, 2009.  As a result, the Company had until August 5, 2009 to regain compliance.

On August 6, 2009, the Company received a letter from NASDAQ stating that the Company had not regained compliance with the minimum bid price requirement under Listing Rule 5550(a)(2) by August 5, 2009 and, as a result, its common stock would be subject to delisting from The Nasdaq Capital Market unless the Company requested an appeal before the Nasdaq Hearings Panel.  Accordingly, unless the Company requests an appeal, trading of the Company’s common stock will be suspended at the opening of business on August 17, 2009 and the Company’s common stock will be removed from listing and registration on the Nasdaq Stock Market.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

After consideration of its options, the Company does not intend to request a hearing before the Panel and its common stock will be delisted from Nasdaq at the opening of business on August 17, 2009.  The Company determined that it would be difficult for the Company to maintain the Nasdaq Stock Market’s listing criteria on an ongoing basis and it would be in the best interests of the Company to allow its common stock to be delisted from the Nasdaq Capital Market.

The Company is working with a market maker to have its common stock quoted on the OTC Bulletin Board.  The Company’s common stock will not be immediately eligible to trade on the OTC Bulletin Board after delisting.

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

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Registrant’s Annual Meeting of Stockholders was held on July 28, 2009.  At the meeting, Stockholders considered and voted upon:

(1)	the election of five (5) directors to Synergx’s Board of Directors,

The five nominees for director were unopposed and were, accordingly elected by the Stockholders.  The following table details the votes cast for, against and abstained from voting on each matter considered by the Stockholders.

MATTER	FOR	WITHHELD	NOT VOTED
Paul Mendez	4,432,382	182,116	596,452
John Poserina	4,341,248	273,250	596,452
Harris Epstein	4,404,878	209,620	596,452
Peter Barotz	4,397,669	216,829	596,452
Ronald Fetzer	4,388,749	225,749	596,452

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

SYNERGX SYSTEMS INC (Registrant)

By:	/s/ Paul Mendez
Paul Mendez, Chief Executive Officer Date: August 14, 2009

By:	/s/ John A. Poserina
John A. Poserina,
Chief Financial Officer (Principal Accounting and Financial Officer), Secretary and Director Date: August 14, 2009