Form 10-K
period 2009-09-30
SYNERGX SYSTEMS INC
filed 2009-12-29
CIK 823130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20459

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-17580

SYNERGX SYSTEMS INC.
(Exact name of Small Business Issuer in its charter)

Delaware	11-2941299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Lafayette Drive, Syosset, New York  11791
(Address  of principal executive offices) (zip code)

Issuer's telephone number, including area code:  (516) 433-4700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 28, 2009, the latest practicable date, 5,210,950 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on March 31, 2009 was $2,232,374 based on the last sale price on March 31, 2009 of $.62 per share.

SYNERGX SYSTEMS INC.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements.  These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, anticipated for projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, our ability to compete, the adequacy of our current facilities and the performance of our current and future products and services.

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

PRINCIPAL PRODUCTS AND SERVICES

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

Effective November 2009, the Company decided to withhold bidding on major transit-related projects since these projects extend over long periods of time and historically have been subject to extensive delays in equipment approval and acceptance (which is problematic in the need for maintaining staffing levels and project profitability) and are subject to changes in funding by the related agencies for these projects (which requires the Company to maintain a large bank line of credit). However, the Company will continue to bid on projects of very short duration that could be completed quickly, and make box type sales that do not require extensive engineering labor. At September 30, 2009, outstanding orders to electrical contractors (to New York City Transit Authority) for transit projects totaled $5.5 million and completion of these projects is dependent on release and completion dates requested by the transit authority. One project's completion could extend to 2011.  Sales of transit projects represented 12% or $2,341,000 and 24% or $4,605,000 respectively of the total sales in the years ended September 30, 2009 and September 30, 2008.

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

The Company will complete certain audio/visual projects in 2010 and does not expect to participate in selling these products in the future. At September 30, 2009, orders for audio/visual products amounted to $129,000. Sales of audio/visual products represented 16% or $3,019,000 and 11% or $2,288,000 respectively of the total sales in the years ended September 30, 2009 and September 30, 2008.  The Company’s two audio/visual salespeople and two project engineers are no longer with the Company.  The Company does not believe it can find qualified replacements for these employees.  The Company’s inability to find qualified employees, coupled with historical low gross margins on audio/visual sales, has resulted in the Company being unable to pursue audio/visual projects in 2010.  The Company will complete certain audio/visual projects in 2010 but does not expect to participate in future audio/visual sales.

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

Service.  Casey continues to put an increasing priority on the development of an integrated and efficient service organization. Sales personnel have been dedicated to securing service contracts and to market service of Comtrak and other projects coming out of warranty and the renewal of such contracts. To provide efficient and productive customer service, Casey maintains an office in New York City which houses its New York service management and offers 24/7 customer support with over 30 manufacturer-trained field service technicians

COMPETITION.  Synergx’s industry is competitive; some of Synergx's competitors may have greater financial resources and may offer a broader line of fire and life safety products. Synergx also faces competition in the servicing of systems which it sells. Accordingly, even though Synergx may sell and install a fire and life safety and/or communications system, it may not receive the contract to service that system. Synergx, however, believes that it can effectively compete with any entity which conforms to applicable rules and regulations.

CUSTOMERS AND SUPPLIERS. For the fiscal year ended September 30, 2009, no customer accounted for more than 10% of Synergx's revenues and at September 30, 2009, no customer accounted for more than10% of Synergx’ s accounts receivable.  Only one supplier accounted for more than 10% of Synergx's cost of sales (amounting to 19%) during the year ended September 30, 2009.

For the fiscal year ended September 30, 2008, no customer accounted for more than 10% of Synergx's revenues and at September 30 2008, one customer accounted for more than10% of Synergx’ s accounts receivable (amounting to 10.4%).  Only one supplier accounted for more than 10% of Synergx's cost of sales (amounting to 16%) during the year ended September 30, 2008.

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Sales to this authority represented approximately 12% and 24% respectively of the total sales in the years ended September 30, 2009 and September 30, 2008.

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

RESEARCH AND DEVELOPMENT.  During the fiscal years ended September 30, 2009 and 2008, Synergx spent approximately $329,000 and $335,000, respectively, for research and development of Synergx's life safety and communication systems.

EMPLOYEES.  As of September 30, 2009, Synergx and its subsidiaries had 70 full time employees, including 29 New York hourly employees that are covered by a Collective Bargaining Agreement expiring March 2012.

BUSINESS CONDITIONS.  Synergx believes that its labor and material sources are sufficient and that other than normal competitive factors, and what is discussed above or under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", Synergx's operations and industry do not have any special characteristics which may have a material impact upon its future financial performance other than those items discussed above.  Due to the current economic climate, however, the Company expects to have difficulty instituting price increases to offset increased costs.

RELATIONSHIP WITH FIRECOM, INC.  At September 30, 2007, Firecom, Inc. (“Firecom”) (a privately owned company involved in the fire alarm business) owned 1,352,544 shares or approximately 26% of the Company’s outstanding shares of common stock.  In June 2008, Firecom purchased an additional 225,568 shares and in January 2009, Firecom purchased another 490,000 shares increasing its beneficial ownership to 2,068,112 shares equal to approximately 40% of the Company’s outstanding common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company will pay Mr. Mendez an annual base salary of $20,000, not including any performance bonuses or equity compensation that may be approved by the Board of Directors and its compensation committee.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000.  Pursuant to the employment agreement, either the Board of Directors of the Company or Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentially provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the year ended September 30, 2009 the Company paid Firecom $191,000 for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits.  These expenses are included in cost of service revenue.  For the year ended September 30, 2008 the Company paid Firecom $135,000 for the same services.  For the year ended September 30, 2009 the Company paid $50,000 to Firecom for another employee who serves in a fire alarm administrative function, no money was paid for this employee during the year ended September 30, 2008 as the employee began work for the Company in January 2009.

The Company and Firecom have entered into several transactions in the ordinary course of business that are not material to the revenues, gross profit or net income of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom 2% sales commissions related to these sales which amounted to $6,000 for the year ended September 30, 2009 and there were no such transactions for the year ended September 30, 2008.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. The cost of this equipment to the Company was $22,000 and $35,000 during the years ended September 30, 2009 and 2008, respectively. The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the years ended September 30, 2009 and 2008 these products were sold to Firecom for $395,000 and $85,000, respectively. The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  The Company has not incurred any expense for these services during the years ended September 30, 2009 and 2008. In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

Effective October 1, 2009, the Company entered into a lease with Firecom to lease 1,500 square feet of office space and 500 square feet of warehouse space and use of common areas at Firecom’s facility in Woodside, NY.  This facility will serve as the Company’s new service center for New York City.  The lease became effective October 1, 2009 and ends December 31, 2014.  Lease payments begin January 1, 2010 with base rent of $2,500 per month ($30,000 per year) and additional rent of approximately $15,000 per year to cover capital improvements and building taxes.  The rent payments begin January 1, 2010, and there are no charges for utilities and services.

ITEM  1A.  RISK FACTORS.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required under this item

ITEM 2.          PROPERTIES

The Company leases approximately 16,400 square feet of office, manufacturing and warehouse space in Syosset, New York under a seven year lease that was to expire in June 2007.  In 2006, the lease was extended on similar terms to expire June 30, 2012.The rental schedule provides for monthly rent of $19,000 during 2009 with 3.3% yearly increases through the remainder of the term of the lease.

The Company has a lease for its service center in New York City that became effective August 2002 and runs through December 31, 2009. The lease is for office and warehouse space and the yearly rental for 2009, including taxes, fees and escalation amounted to $103,000. In October 2009, the Company began the process of exiting this facility and entered into a new lease with Firecom, Inc. (“Firecom”), a related party (see related party information in Item 1 above) to rent 1,500 square feet of office space and 500 square feet of warehouse space and the use of common areas at Firecom’s facility in Woodside, NY. This facility will serve as the Company’s new service center for New York City.  The lease became effective October 1, 2009 and runs through December 31, 2014.  Lease payments begin January 1, 2010 and the annual cost to cover base rent, capital improvements, and utilities and services will be approximately $45,000 per year.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information called for by this item, with respect to our Annual Meeting of Stockholders held on July 28, 2009, is incorporated by reference to our disclosure in Part II, Item 4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed with the SEC on August 14, 2009.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Pink Sheets using the “SYNX.PK” symbol since our delisting from the Nasdaq Capital Market, or Nasdaq, on August 17, 2009 for failure to comply with the $1 per share minimum bid price requirement under Marketplace Rule 4310(c)(4).  Prior to its delisting on August 17, 2009, Synergx's  Common Stock has been traded on NASDAQ since April 11, 1989 under the "FTEC" symbol and since May 2002 under the “SYNX” symbol. The following table shows the high and low bid and ask quotations for each fiscal quarter from October 1, 2007 through August 16, 2009 which quotations were obtained from the National Association of Securities Dealers Inc.  The bid and ask quotations from August 17, 2009 to September 30, 2009 were obtained from the Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Ask		Bid
Quarter Ended	High	Low	High	Low
Fiscal Year Ended September 31, 2008
December 31, 2007	2.20	1.22	2.30	1.25
March 31, 2008	1.32	0.01	2.13	0.66
June 30, 2008	1.03	0.25	1.43	0.58
September 30, 2008	0.87	0.25	1.00	0.26

Fiscal Year Ended September 30, 2009
December 31, 2008	0.38	0.16	0.74	0.25
March 31, 2009	0.78	0.27	1.80	0.33
June 30, 2009	0.73	0.31	0.82	0.39
September 30, 2009	0.41	0.16	0.49	0.16

The above quotations represent prices between dealers, do not include retail markups, markdowns or commissions and may not represent actual transactions.  As of December 28, 2009, there were approximately 250 record holders of Synergx's Common Stock.

On April 21, 2008 the Company received a letter from the NASDAQ Stock Market notifying the Company that for the last 30 days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion in the NASDAQ Stock Market.

Due to extraordinary market conditions NASDAQ decided to suspend enforcement of the bid price and market value of publicly held shares requirements through January 2009 and again through August 2009.

On August 6, 2009, the Company received a letter from the NASDAQ Listing Qualification Department (“NASDAQ”) stating that the Company had not regained compliance with the minimum bid price requirement by August 5, 2009 and, as a result, its common stock would be subject to delisting from The NASDAQ Capital Market unless the “Company requested an appeal before the NASDAQ Hearing Panel. Accordingly unless the Company requested an appeal, trading of the Company’s common stock would be suspended at the opening of business on August 17, 2009 and the Company’s common stock will be removed from listing and registration on the NASDAQ Stock Market.

After consideration of its options, the Company did not request a hearing before the Panel and its common stock was delisted from NASDAQ at the opening of business on August 17, 2009. The Company determined that it would be unlikely that it would be able to meet the NASDAQ Stock Market’s listing criteria on an ongoing basis and it would be in the best interest of the Company and its shareholders to allow its common stock to be delisted.

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

ITEM 6.         SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required under this item

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to 2009 and 2008 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to the fiscal years ended September 30, 2009 and September 30, 2008, respectively.

Liquidity and Capital Resources

The ratio of the Company’s current assets to current liabilities (current ratio) decreased to approximately 1.73 to 1 at September 30, 2009 compared to 1.83 to 1 at September 30, 2008. Working capital declined to $3.2 million at September 30, 2009 compared to $3.8 million at September 30, 2008. This decline in working capital and the decrease in the current ratio are principally related to the classification of the $1,497,000 balance drawn on the Company’s $2.5 million dollar revolving credit facility (the “Credit Facility”) as a current liability at September 30, 2009 compared to being a non-current liability at September 30, 2008.

The Company had a $2.5 million revolving credit facility (the “Credit Facility”) with TD Banknorth (“the Bank”).  As of September 30, 2009 and 2008, $1,497,000 and $518,000, respectively, was owed to the bank.  The Credit Facility had an annual interest rate of prime plus 2% on outstanding balances (5.25% at September 30, 2009) and expired on October 1, 2009. Certain events of default existed under the loan agreement.  The bank has not called the loan and has advised the Company that it will not advance any additional funds.  In connection with ongoing discussions with the bank, the Company made a $15,000 principal payment on December 15, 2009.

The obligation to the bank is currently payable upon demand.  The Company is negotiating with the Bank to provide for a temporary extension of the facility. where the bank will not demand repayment, which provides the Company, among other things, time to satisfy its obligation to the bank. The Company has also sought financing from other lenders. To date, the Company has not entered into any agreement to accomplish the foregoing.  Further, there can be no assurance that the Company will be successful in extending the facility or obtaining alternative financing.

The Company’s debt to the bank is secured by all assets of the Company and all of its operating subsidiaries.  Outstanding debt to the bank is measured against a borrowing base, which is calculated based on eligible accounts receivable and inventories.

The credit facility includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and making capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  As of September 30, 2009, the Company was not in compliance with certain of its covenants.

As discussed in the accompanying financial statements, the Company has continued to incur losses from operations. In addition, in an attempt to achieve profitability and positive cash flow, management has instituted a cost reduction program that included a reduction in labor and other costs. Further, due to the uncertain economic conditions, recurring losses, and the current unfavorable lending climate, there can be no assurance that the Company will be able to generate sufficient cash flow to pay off its entire bank line or that it will be successful in arranging a new line of credit on acceptable terms for an amount sufficient to continue its operations successfully. As a result, these factors raise substantial doubt with respect to the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Cash Flows

Net cash provided by operations for 2009 was $306,000 as compared to $1,739,000 for the comparable prior year period, a year-over-year decrease of $1,443,000.  This $1,443,000 decrease in cash provided by operations was primarily due to $2,041,000 less cash generated by net reductions in operating assets and liabilities in 2009 which was partially offset by a net loss in 2009 that was $881,000 lower than the net loss for the comparable period in 2008. The reduction in operating assets and liabilities in 2009 was negatively affected by an increase of approximately $600,000 in inventories for certain projects that will be delivered after September 30, 2009. The reduction in operating assets and liabilities in 2008 primarily resulted from $1,195,000 in collection of accounts receivable due to the timing of payments on long standing projects involving retainage.

In 2009, the net cash inflow of $306,000 from operations less investing activities for equipment purchases of $18,000 (compared to $225,000 of equipment purchases in 2008) and financing activities for note payments of $28,000 resulted in net cash inflow of $260,000. This $260,000 inflow plus additional bank borrowing of $979,000 increased the Company’s cash balance to $1,502,000 at September 30, 2009.  In 2008, the Company primarily used cash provided from a reduction in its operating assets and operating liabilities to reduce its bank borrowing to $518,000 at September 30, 2008 and had $263,000 as its cash balance at September 30, 2008.

The current economic recession is making it very difficult to maintain revenue levels and margins as projects are being postponed and customers are asking for price reductions. Since the beginning of the 2009 calendar year, we have incurred losses as a result of slower economic activity and delays in the release of transit project shipments requested by New York City Transit. These delays in transit project shipments continue to affect our revenues, income and liquidity. To offset these price reductions and shipment delays, management has implemented reductions in staffing levels and overheads in order to lower operating expenses and return to profitability.  These cost reductions took effect at different periods during 2009, the last being in August 2009, and are expected to approximate $1,700,000 on an annualized basis.

In addition, effective November 2009, the Company decided to withhold bidding on major transit related projects since these projects extend over long periods of time and historically have been subject to extensive delays in equipment approval and acceptance (which is problematic in the need for maintaining staffing levels and project profitability) and are subject to changes in funding by the related agencies for these projects (which requires the Company to maintain a large bank line of credit). However, the Company will continue to bid on projects of very short duration that could be completed quickly, and make box type sales that do not require extensive engineering labor.

Results of Operations

Revenues and Gross Profit

	For the years ended September 30,
	2009	2008
	(In thousands)

Product Sales	$11,997	$13,075
Subcontract Sales	1,662	1,728
Service Revenue	5,169	5,301
Total Revenue	$18,828	$20,104

Product Gross Margin	$2,074	$2,314
Subcontract Gross Margin	343	246
Service Gross Margin	1,924	2,584
Total Gross Margin	$4,341	$5,144

Gross Profit Product %	17%	18%
Gross Profit Subcontractor %	21%	14%
Gross Profit Service %	37%	49%
Total Gross Profit %	23%	26%

Revenues

Product sales decreased $1,078,000 or 8% to $11,997,000 compared to $13,075,000 in 2008. The decrease in product sales resulted from significantly lower shipments of security and communication products in 2009, which primarily resulted from delays in the release of subway station security and communication projects by New York City Transit Authority. These delays contributed to an overall $2.2 million decrease in product sales in 2009. However, this decrease was offset in part by product sales from installation of a large display system at a convention center ($862,000 of product sales in 2009) and from the installation of the Company’s new Comtrak system upgrade at a large building in New York City ($292,000 of product sales in 2009). Revenue from this building upgrade began in December 2008 and is ongoing and is expected to be completed in 2012.

Subcontract sales decreased during 2009 due to a decline in subcontract work related to the completion of installation of a fire alarm system at a major new retail outlet center ($532,000 of sales in 2009) in our Long Island, NY territory involving a building owner and tenants (which project had begun in 2008) and due to fewer projects requiring installation by the Company compared to 2008. In addition during 2009, the Company was responsible as prime contractor for the electrical installation of a large display signage at a convention center ($132,000 of subcontract sales). Jobs of this size and nature are unusual for this area and are not expected to occur often.

Service revenues decreased 2% to $5,169,000 in 2009 primarily due to a decrease in call-in service on fire alarm systems (replacement parts and service required by buildings).

Gross Profit

Gross profit margin from product sales decreased 10% to $2,074,000. The decline in absolute gross profit margin was primarily attributable to a major decrease in product revenue from security products in 2009, caused by delay in releases of projects by New York City Transit Authority. Gross profit margin as a percentage of product sales was 17% in 2009 (18% in 2008). In spite of significantly lower product sales in 2009 to absorb overhead, the gross profit percentage only declined 1% to17% due to certain reductions in project engineering and direct labor staff in 2009.

Gross profit margin related to subcontract sales for 2009 increased 39% or $97,000 in absolute terms to $343,000 and as a percentage of sales increased 7% to 21% due to the Company being responsible for the installation of a large display signage at a convention center and completion of fire alarm installations for tenants at a major retail outlet center in 2009 (noted above). The higher gross margin percentage in 2009 is due to a higher margin percentage received on tenant work at the major retail outlet center project.

Gross profit margin from service revenues decreased $660,000 or 26% in absolute terms during 2009 due to a decrease in call-in-service on fire alarm systems (noted above) and for the negative affect of additions in the number of service technicians as the Company increased its customer support staffing levels (during 2009) and rebalanced its staff to better serve customer requirements. In addition, the Company added certain service administration staff, which included a dedicated operating executive (full year in 2009 and part of 2008) whose expenses are included in cost of service. Gross margin as a percentage of revenues primarily declined due to the additional costs of service administration staff in 2009.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“S G & A”) decreased $1,377,000 in 2009 over 2008 primarily due to cost reduction efforts to lower overhead expenses. Savings of $830,000 from this effort came from reductions in personnel in sales, administration, information technology, and research and development and from lower costs for professional fees, insurance premiums (due to negotiated reductions), commissions (due to lower sales). The remainder of the decrease relates to a $547,000 provision in 2008 for separation costs for the resignation of both the Chief Executive Officer and the President of Casey Systems.  In 2009, SG&A as a percentage of sales declined 5.3% to 23.3% due to the savings noted above. The Company maintained a high level of developmental costs for modernizing components of the Company’s proprietary Comtrak fire alarm system. This program is expected to generate future revenue and is designed to allow a building owner to enhance the capabilities of its fire alarm system at a fraction of the cost of a new system replacement and is expected to generate future revenues to the Company as well as extend the useful life of the installed base of the Company’s proprietary Comtrak system.

(Loss) Before Tax

The $555,000 decrease in loss from operations during 2009 is primarily due to the above noted $1,377,000 reduction in selling, general and administration expenses compared to 2008 (which included a $547,000 provision for separation costs noted above). This improvement in SG&A expenses in 2009 was offset by $803,000 of lower gross profit and $19,000 of higher depreciation expenses related to a new computer system. The decline in gross profit was primarily related to a $660,000 decrease in gross profit margin from service revenues caused by a decline in call-in-service on fire alarm systems (replacement parts and service required by buildings) and from an increase in number of service technicians as the Company increased its customer support staffing levels (in 2009) and rebalanced its staff to better serve customer requirements. In addition the Company added certain service administration staff in 2009, which included a dedicated operating executive whose expenses are included in cost of service.

Interest expense decreased $47,000 during 2009 due to the effect of lower average borrowing levels.

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

The Company believes that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form this basis for the accounting policies deemed to be most critical to us.  These relate to inventory valuation and revenue recognition.  We believe estimates and assumptions are related to these critical accounting policies are appropriate under the circumstances.  However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

Order Position

Synergx’s order position, excluding service was $9.0 million at September 30, 2009 compared to $12.5 million level at September 30, 2008. The Company expects to fulfill a significant portion of its order position over the next twelve months. Due to the fact that some of the Company's products are sold and installed as part of larger construction or mass transit projects, there is typically a delay between the booking of the contract and its revenue realization. The order position includes, and the Company continues to bid on, projects that include subcontractor labor, (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation. However, the Company has not been successful in obtaining any significant new mass transit contracts and in November 2009 decided to withhold bidding on work involving transit authorities (See Plan of Operations).

Plan of Operations

During fiscal 2010, management intends to maintain its cost reduction initiatives and to focus on marketing programs for the sale of fire alarm and security products and to further develop its service contract business. During 2010, management’s focus on sale of security products will be to schools and hotels.

Effective November 2009, the Company decided to withhold bidding on major transit related projects since these projects extend over long periods of time and historically have been subject to extensive delays in equipment approval and acceptance (which is problematic in the need for maintaining staffing levels and project profitability) and are subject to changes in funding by the related agencies for these projects (which requires the Company to maintain a large bank line of credit). However, the Company will continue to bid on projects of very short duration that could be completed quickly, and make box type sales that do not require extensive engineering labor. At September 30, 2009, outstanding orders to electrical contractors (to New York City Transit Authority) for transit projects totaled $5.5 million and completion of these projects are dependent on release and completion dates requested by the transit authority.  One of these project’s completion could extend to 2011. Sales of transit projects represented 12% or $2,341,000 and 24% or $4,605,000 respectively of the total sales in the years ended September 30, 2009 and September 30, 2008.

The Company’s two audio/visual salespeople and two project engineers are no longer with the Company.  The Company does not believe it can find qualified replacements for these employees.  The Company’s inability to find qualified employees, coupled with historical low gross margins on audio/visual sales, has resulted in the Company being unable to pursue audio/visual projects in 2010.  The Company will complete certain audio/visual projects in 2010 but does not expect to participate in future audio/visual sales.

At September 30, 2009 orders for audio/visual products amounted to $129,000.

Special Committee to Explore Strategic Opportunities

Our credit facility with the Bank expired on October 1, 2009.  The bank has not called the loan and has advised the Company that it will not advance any additional funds. The obligation to the bank is currently payable upon demand.  The Company is negotiating with the Bank to provide for a temporary extension of the facility and has sought financing from other lenders. However, to date, the Company has not entered into any agreement to accomplish the foregoing.  Further, there can be no assurance that the Company will be successful in extending the facility or obtaining alternative financing. As a result, there is a significant uncertainty with respect to the Company’s ability to continue as a going concern without implementing a strategic alternative, including, among other things, raising capital through the incurrence of additional debt or the issuance of additional equity capital, the sale of one or more of the Company’s lines of business, or the sale of the Company.

In October 2009, with consideration to the Company’s working capital requirements, our Board of Directors formed a Special Committee of independent outside directors to explore and consider various strategic alternatives including proposals for additional debt or the issuance of additional equity capital, the sale of one or more of the Company’s lines of business or the sale of the Company in an effort to enhance stockholder value. The Special Committee is authorized to negotiate on behalf of the Board of Directors and to consider, pursue and accept or reject any proposals received, subject to required stockholder approval and other terms that the Special Committee determines.

The Special Committee’s members include Harris Epstein and Ronald P. Fetzer. The Special Committee has retained Ladenburg Thalmann as its independent financial advisor to assist it in its evaluation of strategic alternatives. The Special Committee has also retained independent legal counsel. There is no assurance that the Special Committee will procure or receive offers for a strategic alternative to address the Company’s capital needs, and if it does, that an agreement for a transaction will be reached, approved or consummated. The Company does not intend to provide ongoing disclosure with respect to the progress of its work unless a definitive agreement is approved and executed, or unless the Company believes disclosure is otherwise appropriate.

Inflation

The impact of inflation on the Company's business operations has not been material in the past.  Casey's labor costs are normally controlled by union contracts covering a period of three years and its material costs have remained relatively stable.

However, in March of 2009, the Company and its union agreed to a new contract, which expires in March 2012, that provides for wage/benefits increases of approximately 4% in each year, but with no increase in the first year of the contract.  Under terms of previous union contracts, certain union members, upon passing certain test requirements, began moving up to higher paying categories that have multiple salary steps per year in excess of the 4% contractual level. In addition, the demand for highly skilled professionals has resulted in the need to assess salary levels in order to remain competitive. The Company will try to mitigate the effect of any increases in labor costs by efficiency initiatives and expense reductions.  Due to the current economic conditions, the Company expects to have difficulty instituting price increases to offset increased costs.

Off-Balance Sheet Arrangements

As of September 30, 2009,  the Company did not have any off-balance sheet debt nor did it have any material transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant resources or significant components of revenue or expenses.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information required under this item.

ITEM 8.          FINANCIAL STATEMENTS

Our financial statements together with accompanying notes and the report of our independent registered public accounting firms are set forth on the pages indicated below.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Synergx Systems Inc.

We have audited the accompanying consolidated balance sheets of Synergx Systems, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and the status of the loan agreement with its bank raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ NUSSBAUM YATES BERG KLEIN & WOLPOW, LLP

Melville, New York

December 29, 2009

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	September 30, 2008
ASSETS

CURRENT ASSETS

Cash	$1,502,000	$263,000
Accounts receivable, principally trade, less allowance for doubtful accounts of $297,000 and $302,000, respectively	4,031,000	5,271,000
Inventories	1,831,000	1,948,000
Prepaid expenses and other current assets	313,000	988,000

TOTAL CURRENT ASSETS	7,677,000	8,470,000

PROPERTY AND EQUIPMENT -at cost, less accumulated depreciation and amortization of $2,354,000 and $2,091,000, respectively	559,000	816,000

OTHER ASSETS	186,000	250,000

TOTAL ASSETS	$8,422,000	$9,536,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable to bank	$1,497,000	$-
Notes payable – current portion	25,000	27,000
Accounts payable and accrued expenses	1,882,000	2,994,000
Deferred revenue	1,045,000	1,613,000

TOTAL CURRENT LIABILITIES	4,449,000	4,634,000

Note payable to bank	-	518,000
Notes payable - less current portion	31,000	57,000

TOTAL LIABILITIES	4,480,000	5,209,000

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized, $.01 par vlaue - none issued and outstanding	-	-
Common stock, 10,000,000 shares authorized, $.001 par value; issued and outstanding 5,210,950 shares	5,000	5,000
Additional Paid in Capital	6,862,000	6,850,000
Accumulated deficit	(2,925,000)	(2,528,000)

TOTAL STOCKHOLDERS' EQUITY	3,942,000	4,327,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,422,000	$9,536,000

See accompanying Notes to the Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended September 30,
	2009	2008
REVENUES
Product sales	$11,997,000	$13,075,000
Subcontract sales	1,662,000	1,728,000
Service revenue	5,169,000	5,301,000

Total revenues	18,828,000	20,104,000

COSTS AND EXPENSES
Cost of product sales	9,923,000	10,761,000
Cost of subcontract sales	1,319,000	1,482,000
Cost of service revenue	3,245,000	2,717,000
Selling, general and administrative	4,382,000	5,759,000
Depreciation and amortization	278,000	259,000

Total costs and operating expenses	19,147,000	20,978,000

(Loss) from operations	(319,000)	(874,000)

OTHER INCOME AND EXPENSE
Interest expense	(63,000)	(110,000)
Gain on equity investment	-	6,000
	(63,000)	(104,000)
(Loss) before provision for income taxes	(382,000)	(978,000)

(Benefit) provision for income taxes
Current	15,000	(30,000)
Deferred	-	330,000
	15,000	300,000

Net (Loss)	$(397,000)	$(1,278,000)

(Loss) per Share
Basic and diluted (loss) per Share	$(0.08)	$(0.25)

Basic and diluted weighted average number of common shares outstanding	5,210,950	5,210,950

See accompanying Notes to the Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2009 and 2008

	TOTAL STOCKHOLDERS'	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED
	EQUITY	SHARES	AMOUNT	CAPITAL	DEFICIT

Balance at September 30, 2007	$5,587,000	5,210,950	$5,000	$6,832,000	$(1,250,000)

Net (Loss)	(1,278,000)	-	-	-	(1,278,000)

Stock-based compensation	18,000	-	-	18,000

Balance at September 30, 2008	4,327,000	5,210,950	5,000	6,850,000	(2,528,000)

Net (Loss)	(397,000)	-	-	-	(397,000)

Stock-based compensation	12,000	-	-	12,000

Balance at September 30, 2009	$3,942,000	5,210,950	$5,000	$6,862,000	$(2,925,000)

See accompanying Notes to the Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net (Loss)	$(397,000)	$(1,278,000)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization *	306,000	288,000
Deferred taxes	-	330,000
Bad debt expense	48,000	-
Stock-based compensation	12,000	18,000
Loss on disposal of equipment	10,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,192,000	1,195,000
Inventories	117,000	93,000
Prepaid expenses and other current assets	675,000	(174,000)
Other assets	23,000	(44,000)
Accounts payable and accrued expenses	(1,112,000)	528,000
Deferred revenue	(568,000)	783,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	306,000	1,739,000

INVESTING ACTIVITIES
Proceeds from sale of equity investment	-	6,000
Proceeds from note receivable	-	68,000
Purchases of property and equipment, net	(18,000)	(224,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(18,000)	(150,000)

FINANCING ACTIVITIES
Principal payments on notes payable	(28,000)	(26,000)
Payments and proceeds from note payable bank - net	979,000	(1,553,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	951,000	(1,579,000)

NET INCREASE IN CASH	1,239,000	10,000

Cash at beginning of the year	263,000	253,000

Cash at end of the year	$1,502,000	$263,000

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$12,000	$23,000
Interest	$49,000	$106,000

NON-CASH INVESTING AND FINANCING ACTIVITIES

* Depreciation of $29,000 is included in cost of product and service sales for both years ended September 30, 2009 and 2008.

During the year ended September 30, 2008, the Company purchased equipment of $22,000 through financing.

See accompanying Notes to the Consolidated Financial Statements

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

1. Summary of Significant Accounting Policies

Going Concern Uncertainty

As discussed in the accompanying financial statements, the Company has continued to incur losses from operations. In addition, as discussed in Note 3, the Company’s $2.5 million revolving credit facility with its bank expired on October 1, 2009 and the Company was in default of certain covenants in its loan agreement. The bank has not called the loan and has advised the Company that it will not advance any additional funds. The obligation to the bank is currently payable upon demand.  The Company is negotiating with the Bank to provide for a temporary extension of the facility. However, to date, the Company has not entered into any agreement to accomplish the foregoing.  Further, there can be no assurance that the Company will be successful in extending the facility or obtaining alternative financing. As a result, these factors raise substantial doubt with respect to the Company’s ability to continue as a going concern.

In an attempt to achieve profitability and positive cash flow, management has instituted a cost reduction program that included a reduction in labor and other costs. The Company’s current working capital collateral is in excess of its present and anticipated credit line. However, due to the uncertain economic environment, recurring losses, and the current unfavorable credit market, there can be no assurance that the Company will be able to generate sufficient cash flow to pay off its entire bank line or that it will be successful in arranging a new line of credit on acceptable terms for an amount sufficient to continue its operations successfully.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern.

Business

Synergx Systems Inc. and Subsidiaries (the “Company”) operates in one business segment: the design, manufacture, distribution, marketing and service of a variety of data communications products and systems with applications in the fire alarm, life safety, transit, security and communications industry.  The Company conducts its business principally in the New York Metropolitan area.

Principles of Consolidation

The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP).  The consolidated financial statements include the accounts of Synergx Systems Inc. and its subsidiaries, all of which are wholly owned. The principal operating subsidiaries are: Casey Systems Inc. (“Casey”), Systems Service Technology Corp. (“SST”), Casey Fire Systems Inc. (its operations commenced October 1, 2009), and Casey Systems Technologies Inc. (its operations commenced October 1, 2009).  In addition, the Company has a payroll disbursing subsidiary FT Clearing Inc. and an inactive subsidiary Comco Technologies Inc.  All significant intercompany items and transactions have been eliminated in consolidation.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise at the reporting dates to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $103,000 and $640,000 at September 30, 2009 and September 30, 2008, respectively and have been included in prepaid expenses and other current assets.  Billings in excess of costs and estimated profits were $323,000 and $841,000 at September 30, 2009 and September 30, 2008, respectively and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are performed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates include inventory valuation and obsolescence and percentage of completion on long-term contracts.

Accounts Receivable

Accounts receivable are reported net of an allowance for doubtful accounts. We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of current credit information. We estimate bad debt expense based upon specifically identified customer collection issues to adjust the carrying amount of the related receivable to its estimated realizable value.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

1. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and parts for service.  The cost elements of inventories include materials, labor and overhead.  In evaluating whether inventories are stated at the lower of cost or market, the Company considers such factors as the amount of inventory on hand, estimated time required to sell or use such inventory and current and expected market conditions.  Based on this evaluation, the Company records an adjustment to cost of goods sold to reduce inventories to net realizable value, and at September 30, 2009 and September 30, 2008 are reported net of inventory write downs of $710,000 and $613,000 respectively, for slow movement and obsolescence.

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

Other Assets

Other assets primarily consist of $107,000 of database software acquired on September 30, 2009, which will be amortized over three years beginning October 1, 2009, security deposits of $23,000, goodwill related to the acquisition of Casey Systems of approximately $34,000, and deferred costs of $22,000 related to required independent approval for the upgrade to the Company’s Comtrak fire alarm system, which is being amortized over the estimated period of sales (five years).

The Company does not amortize goodwill but evaluates whether the carrying value of goodwill has become impaired. This evaluation is performed on an annual basis each fiscal year end. The Company has determined that there was no impairment of goodwill at September 30, 2009 and 2008.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended September 30, 2009 and 2008 amounted to $1,000 and $8,000, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.  Research and development costs for the years ended September 30, 2009 and 2008 amounted to $329,000 and $335,000, respectively.  These costs are included in Selling, General and Administrative expenses.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

1. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes using the asset and  liability method to determine deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

“GAAP” requires companies to report basic and diluted earnings (loss) per share computations.  The basic calculation excludes dilution and is based on the weighted-average common shares outstanding and the diluted calculation gives effect to potential dilution of securities that could share in the results of the Company. For the years ended September 30, 2009 and 2008, the impact of employees’ options was anti-dilutive, therefore these options were excluded from the diluted weighted average common shares.

Restricted Cash

At September 30, 2008, the Company classified $125,000 of restricted cash within Other Assets in connection with the Credit Facility with its bank. At September 30, 2009, this cash balance is no longer restricted and has been reclassified and included in Cash.

Concentration of Credit Risk

The Company grants credit to its customers, principally all of which are general or specialized construction contractors, of which no customer accounted for more than 10% of the outstanding receivables at September 30, 2009 and one customer accounted for approximately 10% of outstanding receivables at September 30, 2008.  The Company does not require collateral to support financial instruments subject to credit risk.  However, on certain public works projects the Company can proceed against bonds if payment is not forthcoming from its customers.

On October 14, 2008, the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-insured institutions that agree to participate in the program.  The Company’s bank has announced that it has elected to participate in this program through December 31, 2009.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

1. Summary of Significant Accounting Policies (continued)

Stock Options and Similar Equity Instruments

Effective October 1, 2006, the Company adopted the fair value recognition provision of GAAP using the modified-prospective-transition method for stock options and similar equity instruments (collectively, “Options”) issued to employees.  As a result, the Company recorded stock based compensation expense of $12,000 and $18,000 during the years ended September 30, 2009 and 2008, respectively.  The Company has $10,000 of deferred stock based compensation expense remaining to be expensed over the period from October 2009 through January 2012.

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

Assumptions:
Risk-free interest rate	4.77%
Dividend	0
Expected life in years	5 years
Expected volatility	154%

2. Property and Equipment

Property and equipment  at September 30, 2009 and 2008 are summarized as follows:

	2009	2008
Machinery and equipment	$2,597,000	$2,593,000
Furniture and fixtures	171,000	171,000
Leasehold improvements	145,000	143,000
	2,913,000	2,907,000
Less accumulated depreciation and amortization	2,354,000	2,091,000
	$559,000	$816,000

Depreciation expense related to these assets were $265,000 and $261,000 for the years ended September 30, 2009 and 2008, respectively.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

3.  Note Payable to Bank

The Company had a $2.5 million revolving credit facility (the “Credit Facility”) with TD Banknorth (“the Bank”).  As of September 30, 2009 and 2008, $1,497,000 and $518,000, respectively, was owed to the bank.  The Credit Facility had an annual interest rate of prime plus 2% on outstanding balances (5.25% at September 30, 2009) and expired on October 1, 2009. Certain events of default existed under the loan agreement.  The bank has not called the loan and has advised the Company that it will not advance any additional funds.  In connection with ongoing discussions with the bank, the Company made a $15,000 principal payment on December 15, 2009.

The obligation to the bank is currently payable upon demand.  The Company is negotiating with the Bank to provide for a temporary extension of the facility. where the bank will not demand repayment, which provides the Company, among other things, time to satisfy its obligation to the bank. To date, the Company has not entered into any agreement to accomplish the foregoing.  Further, there can be no assurance that the Company will be successful in extending the facility or obtaining alternative financing.

The Company’s debt to the bank is secured by all assets of the Company and all of its operating subsidiaries.  Outstanding debt to the bank is measured against a borrowing base, which is calculated based on eligible accounts receivable and inventories.

The agreement with the bank includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and making capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  As of September 30, 2009, the Company was not in compliance with certain of its covenants.

4. Long Term Debt – Notes Payable

As of September 30, 2009, the Company had notes payable (with interest rates ranging from 0% to 5.9%) associated with purchases of certain equipment.  This equipment serves as collateral for the related debt, which matures as follows:

2010	$25,000
2011	25,000
2012	5,000
2013	1,000
Total	$56,000

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

5.  Lease Commitments

The Company leases certain office and warehouse space under non-cancelable operating leases expiring at various dates. The Company’s lease for office, manufacturing and warehouse space in Syosset, New York expires on June 30, 2012.  The lease provides for monthly rent of $19,000 during 2009 with 3.3% yearly increases through the expiration of the lease in June 2012.

The Company has a non-cancelable lease for its service center in New York City that  runs through December 31, 2009.  The lease is for office and warehouse space and the yearly rental for 2009, including taxes, fees and escalation amounted to $103,000.  In October 2009 the Company began the process of exiting this facility and entered into a new lease with Firecom, Inc. (“Firecom”), a related party (see Note 11) to rent 1,500 square feet of office space and 500 square feet of warehouse space and the use of common areas at Firecom’s facility in Woodside, NY. This facility will serve as the Company’s new service center  for New York City.  The lease became effective October 1, 2009 and runs through December 31, 2014.  Lease payments begin January 1, 2010 and the annual cost to cover base rent, capital improvements, and utilities will be approximately $45,000 per year.

The following is a schedule of future minimum payments, by year and in the aggregate, under operating leases with initial or remaining terms of one year or more at September 30, 2009:

Total Operating Leases

2010	$288,000
2011	283,000
2012	228,000
2013	45,000
2014	45,000
Thereafter	11,000
Total minimum lease payments	$900,000

Rental expense amounted to $352,000 and $342,000, for the years ended September 30, 2009 and 2008, respectively.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

6. Significant Customers and Suppliers

During fiscal 2009 and 2008, no customer accounted for more than 10% of sales and one supplier accounted for more than 10% of the Company’s cost of sales (amounting to 19% and 16%, respectively).  At September 30, 2009, no customer accounted for more than 10% of accounts receivable.  At September 30, 2008, one customer accounted for 10.4% of accounts receivable.

The Company does business directly and indirectly through electrical contractors to the New York City Transit Authority.  Sales to this authority represented approximately 12%  or $2,341,000 and  24% or $4,605,000 respectively of the total sales in the years ended September 30, 2009 and September 30, 2008.

7.  Income Taxes

A reconciliation of the provision (benefit) for income taxes with the amounts computed by applying the statutory federal income tax rate is as follows:

	Year Ended September 30, 2009
	2009	2008
Statutory federal income tax rate	34%	34%
Computed expected tax (benefit) from (loss) before income tax	$(130,000)	$(333,000)
Increase (decrease)in taxes resulting from:
State and local income tax (benefit), net of Federal income tax	10,000	4,000
Nondeductible expenses	13,000	22,000
Valuation allowance	120,000	674,000
Other	2,000	(67,000)
Income tax expense	$15,000	$300,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and for net operating losses that are available to offset future taxable income.  At September 30, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.7 million that may be used to offset future taxable income.  These loss carryforwards will expire in the years 2026 through 2029.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

7.  Income Taxes (continued)

The components of deferred tax assets and liabilities for the years ended September 30, 2009 and 2008  consist of the following:

Deferred Tax Assets (current portion)
	2009	2008
Allowance for doubtful accounts	$119,000	$121,000
Inventory reserves	315,000	244,000
Deferred Compensation	35,000	56,000
Total Deferred Tax Asset	469,000	421,000
Valuation allowance	(469,000)	(421,000)
Net Deferred Tax Asset	$0	$0

Deferred Tax Asset/Liability (non-current portion)	2009	2008

Net operating loss carryforward (through 2029)	$683,000	$623,000
Capital loss carryforward (through 2013)	20,000	25,000
Depreciation and amortization	(77,000)	(125,000)
Other	29,000	60,000
Total Non Current Deferred Tax Asset	655,000	583,000
Valuation allowance	(655,000)	(583,000)
Net Non-Current Deferred Tax Asset	$0	$0

As of September 30, 2009 and 2008, the Company has recorded an aggregate valuation allowance of $1,124,000 and $1,004,000, respectively against deferred tax assets.  Due to the net operating losses during the last four years, management has not anticipated profitable operations to resume at a level that will result in the utilization of any of the deferred tax assets.

Effective October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”).  FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  In addition, it provides additional requirements regarding measurement, recognition, disclosure, interest and penalties and classification.  The Company’s policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.  At September 30, 2009 and 2008, there was no accrued interest related to income taxes. As of September 30, 2009 and 2008, the company does not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company is subject to U.S. federal income tax, as well as various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending September 30, 2006 through 2008.  The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008
8. Stock Options.

In March 2004, the Company and its stockholders adopted a nonqualified stock option plan (“2004 Plan”), which expired on March 10, 2009, except as to options outstanding under a prior 1997 Plan. Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the options are granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of the Company’s issued  and outstanding shares from time to time.  Options vest at a rate of 20% per year commencing one year after date of grant.  Issuances under the 2004 Plan are to be reduced by options outstanding under the prior 1997 nonqualified stock option plan.

A summary of the option activity and changes during the years ended September 30, 2009 and 2008 are presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contractual	Grant Date
	Shares	Price	Term (Years)	Fair Value

Outstanding October 1, 2007	116,000	$2.43	2.8	$1.24
Forfeited	(59,000)	2.50	2.0	1.21
Outstanding September 30, 2008	57,000	2.43	1.8	1.24
Forfeited	(5,000)	2.50	1.0	1.21
Outstanding September 30, 2009	52,000	2.43	0.7	1.24
Exercisable at September 30, 2009	37,600	$2.45	0.7	$1.21

A summary of the option activity of nonvested shares at September 30, 2008 and 2009, and changes during the years ended September 30, 2008 and 2009 is presented below:

		Weighted Average Grant Date Fair Value

Nonvested at September 30, 2007	73,600	$1.25
Vested	(11,400)	1.25
Forfeited	(35,400)	1.21
Nonvested at September 30, 2008	26,800	1.24
Vested	(11,400)	1.25
Forfeited	(1,000)	1.21
Nonvested at September 30, 2009	14,400	$1.24

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

9. Contingencies

In the normal course of its operations, the Company has been, or from time to time may be, named in legal actions seeking monetary damages.  While the outcome of these matters can not be estimated with certainty, and certain matters are in the early or discovery stages of litigation, management does not expect, based upon consultation with legal counsel and insurance coverage, that any item exists that will have a significant impact on the Company’s business or financial condition.

10.  Collective Bargaining Agreements

Approximately 41% of the Company’s employees are covered by collective bargaining agreements. On March 9, 2009, the Company and its union agreed to a new contract, which expires in March 2012, that provides for wage/benefits increases of approximately 4% in each year, but with no increase in the first year of the contract.

The Company contributes benefits to union employees under the provisions of collective bargaining agreement.  The plan requires the Company to make contributions thereto as negotiated in such collective bargaining agreement.  The Company contributed $645,000 and $622,000 to this plan for the years ended September 30, 2009 and 2008, respectively.

The Company has a 401(k) plan for non-union employees. The plan includes a profit sharing provision at the discretion of the Board of Directors.  There was no profit sharing contribution in 2009 and 2008.

11.  Related Party Transactions

At September 30, 2007, Firecom (a privately owned company involved in the fire alarm and life safety business) owned 1,352,544 shares or approximately 26% of the Company’s outstanding shares of common stock.  In June 2008, Firecom purchased an additional 225,568 shares and in January 2009, Firecom purchased another 490,000 shares increasing its beneficial ownership to 2,068,112 shares, equal to approximately 40% of the Company’s outstanding common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000. Mr. Mendez does not participate in the Company’s health-care or other benefit  plans.  Pursuant to the employment agreement, either the Board of Directors of the Company or Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentiality provisions.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008
11.  Related Party Transactions (continued)

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the year ended September 30, 2009 the Company paid Firecom $191,000 for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits.  These expenses are included in cost of service revenue.  For the year ended September 30, 2008 the Company paid Firecom $135,000 for the same services.  For the year ended September 30, 2009 the Company paid $50,000 to Firecom for another employee who serves in a fire alarm administrative function.  No reimbursement for this employee was made during the year ended September 30, 2008 as the employee began work for the Company in January 2009.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the year ended September 30, 2009 and there were no such transactions for the year ended September 30, 2008.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. The cost of this equipment to the Company was $22,000 and $35,000 for the years ended September 30, 2009 and 2008, respectively.  The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the years ended September 30, 2009 and 2008, these products were sold to Firecom for $395,000 and $85,000, respectively.  The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  The Company has not incurred any expenses during the years ended September 30, 2009 and 2008.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

As of September 30, 2009 and 2008, the Company owed Firecom $24,000 and $3,000, respectively, which is included in Accounts Payable. As of September 30, 2009 and 2008, Firecom owed the Company $63,000 and $34,000 respectively, which is included in Accounts Receivable.

Effective October 1, 2009, the Company entered into a lease with Firecom to lease 1,500 square feet of office space and 500 square feet of warehouse space and use of common areas at Firecom’s facility in Woodside, NY.  This facility will serve as the Company’s new service center for New York City.  The lease became effective October 1, 2009 and ends December 31, 2014.  Lease payments begin January 1, 2010 with base rent of $2,500 per month ($30,000 per year) and additional rent of approximately $15,000 per year to cover capital improvements and building taxes.  The rent payments begin January 1, 2010, and there are no charges for utilities and services.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

12. NASDAQ Delisting

The Company’s common stock was delisted from the NASDAQ Stock Market (“NASDAQ”) on August 17, 2009 because the Company’s common stock did not meet the minimum bid price requirements of NASDAQ. The Company determined that it would be unlikely that it would be able to meet the NASDAQ Stock Market’s listing criteria on an ongoing basis and it would therefore be in the best interest of the Company and its shareholders to allow its common stock to be delisted.

Since the delisting the Company common stock has traded on the pink sheet market under the symbol SYNX.PK.

13.  Other Events

In February 2008, the President of Casey Systems resigned and in June 2008 the Chief Executive Officer resigned.  The separation costs for these resignations are included in selling, general and administrative expenses on the Consolidated Statements of Operations in the amount of $547,000 for the year ended September 30, 2008.

14. Fair Value of Financial Instruments

GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at September 30, 2009 according to the valuation techniques the Company used to determine their fair values:

		Fair Value Measurements Using Inputs Considered as
	Fair Value at 9/30/09	Level 1	Level 2	Level 3

Cash	$1,502,000	$1,502,000	$-	$-
Total	$1,502,000	$1,502,000	$-	$-

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

15  New Accounting Pronouncements

In September 2007, the FASB issued a new standard on fair value measurements, which defined fair value, established a framework for measuring fair value and expanded disclosures about fair value measurements.  The fair value standard clarified the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact business for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Effective October 1, 2008, the Company partially adopted the fair value standard but did not adopt it for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis.  See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding fair value measurement disclosures.  The Company will be required to adopt the fair value standard for non-financial assets and liabilities which are not recognized or disclosed at fair value on a recurring basis on October 1, 2009.  The adoption of the remaining provisions of the fair value standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance regarding business combinations (whether full, partial or step acquisitions) which will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. The guidance also stated acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not believe the impact of this amendment on its consolidated financial statements will be material.

In May 2009, the FASB issued authoritative guidance which modified the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and required companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted this guidance in the third fiscal quarter of 2009. In preparing these financial statements, the Company's management has evaluated subsequent events through December 29, 2009, the date the financial statements were issued, for appropriate accounting and disclosure. See Note 16 in Notes to Consolidated Financial Statements.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

15  New Accounting Pronouncements (continued)

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special-purpose entity (“QSPE”) removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not believe the impact of this amendment on its consolidated financial statements will be material.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on its consolidated financial statements.

16.  Subsequent Events

Transit Projects and Audio/Visual Products

Effective November 2009, the Company decided to withhold bidding on major transit related projects since these projects extend over long periods of time and historically have been subject to extensive delays in equipment approval and acceptance (which is problematic in the need for maintaining staffing levels and project profitability) and are subject to changes in funding by the related agencies for these projects (which requires the Company to maintain a large bank line of credit). However, the Company will continue to bid on projects of very short duration that could be completed quickly, and make box type sales that do not require extensive engineering labor. At September 30, 2009, outstanding orders to electrical contractors (to New York City Transit Authority) for transit projects totaled $5.5 million and completion of these projects is dependent on release and completion dates requested by the transit authority. One project’s completion could extend to 2011.  Sales of transit projects represented 12% or $2,341,000 and  24% or $4,605,000, respectively, of the total sales in the years ended September 30, 2009 and September 30, 2008.

The Company’s two audio/visual salespeople and two project engineers are no longer with the Company.  The Company does not believe it can find qualified replacements for these employees.  The Company’s inability to find qualified employees, coupled with historical low gross margins on audio/visual sales, has resulted in the Company being unable to pursue audio/visual projects in 2010.  The Company will complete certain audio/visual projects in 2010 but does not expect to participate in future audio/visual sales. At September 30, 2009 orders for audio/visual products amounted to $129,000. Sales of audio/visual products represented 16% or $3,019,000 and  11% or $2,288,000 respectively of the total sales in the years ended September 30, 2009 and September 30, 2008.

Synergx Systems Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009 and 2008

16.  Subsequent Events (continued)

Special Committee to Consider Strategic Opportunities

The Company’s credit facility with the Bank expired on October 1, 2009.  The bank has not called the loan and has advised the Company that it will not advance any additional funds. The obligation to the bank is currently payable upon demand.  The Company is negotiating with the Bank to provide for a temporary extension of the facility. However, to date, the Company has not entered into any agreement to accomplish the foregoing.  Further, there can be no assurance that the Company will be successful in extending the facility or obtaining alternative financing. As a result, there is a significant uncertainty with respect to the Company’s ability to continue as a going concern without implementing a strategic alternative, including, among other things, raising capital through the incurrence of additional debt or the issuance of additional equity capital, the sale of one or more of the Company’s lines of business, or the sale of the Company.

In October 2009, with consideration to the Company’s working capital requirements, the Company’s Board of Directors formed a Special Committee of independent outside directors to explore and consider various strategic alternatives including proposals for additional debt or the issuance of additional equity capital, the sale of one or more of the Company’s lines of business or the sale of the Company in an effort to enhance stockholder value. The Special Committee is authorized to negotiate on behalf of the Board of Directors and to consider, pursue and accept or reject any proposals received, subject to required stockholder approval and other terms that the Special Committee determines.

The Special Committee’s members include Harris Epstein and Ronald P. Fetzer. The Special Committee has retained Ladenburg Thalmann as its independent financial advisor to assist it in its evaluation of strategic alternatives. The Special Committee has also retained independent legal counsel. There is no assurance that the Special Committee will procure or receive offers for a strategic alternative to address the Company’s capital needs, and if it does, that an agreement for a transaction will be reached, approved or consummated. The Company does not intend to provide ongoing disclosure with respect to the progress of its work unless a definitive agreement is approved and executed, or unless the Company believes disclosure is otherwise appropriate.

ITEM 9.          CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURE.

None

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the period end of this Annual Report on Form 10-K, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, as of the end of the fiscal year covered by this report, that:

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

We evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, using the criteria for effective internal control established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009 based on the specified criteria.  We identified control deficiencies  regarding: (1) lack of segregation of duties  (2) small size of dedicated accounting and finance staff to keep abreast of developing U. S. GAAP and SEC reporting matters.  We believe that these material weaknesses are due to the fact that we are a small sized company.  During the  fiscal year ending on September 30, 2010 we intend to develop additional procedures to address these issues; however, the number of such employees will still be limited and may prevent adequate controls in the future, such as segregation of duties, due to cost/benefit of such remediation.

The control deficiencies that we identified could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.  Accordingly, we have determined that these combined control deficiencies constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended September 30, 2009, included in this Annual Report on Form 10-K were fairly stated in accordance with accounting principles generally accepted in the United States.  Accordingly, we believe that despite our material weakness, our financial statements for the year ended September 30, 2009 are fairly stated, in all material respects, in accordance with accounting principles generally accepted in the United States.

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

ITEM 9B.       OTHER INFORMATION

None

PART III

Item 10.          Directors, Executive Officer and Corporate Governance

Our Directors and Executive Officers and their respective ages and positions, as of September 30, 2008, along with certain biographical information (based solely on information supplied by them), are as follows:

NAME	AGE	OFFICE	DATE SERVICE COMMENCED
Paul Mendez	66	Chief Executive Officer and Chairman	June 2008
John A. Poserina	69	Treasurer, Vice President, Chief Financial Officer, Secretary and Director	January 1997
Harris Epstein	72	Director and Audit Committee	July 2005
Peter Barotz	80	Director and Audit Committee	March 2007
Ronald Fetzer	46	Director and Audit Committee	September 2007

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

Ronald P. Fetzer

Mr. Fetzer was Vice President of NexCen Brands, Inc., an intellectual property management and franchising company, and was responsible for financial reporting and tax matters through December 2009.  From November, 1999 to July, 2007 Mr. Fetzer was Chief Financial Officer at Bill Blass, Ltd. , a fashion manufacturing and licensing firm.  Prior to his employment at Bill Blass, Mr. Fetzer was senior manager at the accounting firm of UHY, LLP (previously known as Urbach Kahn & Werlin) from 1996 to 1999.  Mr. Fetzer received an MBA in International Finance from Baruch College in 1991 and a BA in Accounting from Queens College in 1985.

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

Based on its review of the copies of such forms received by it, we believe that, during the fiscal year ended September 30, 2009, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were met.

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

Board of Directors and Committee Information

The Board of Directors currently consists of five members. The Board has determined that each of Mr. Barotz, Mr. Epstein and Mr. Fetzer is “independent” as set forth in the rules and regulations of the Exchange Act.

Audit Committee

The board of directors has a standing audit committee, with a written charter, which currently consists of Ronald P. Fetzer, Harris Epstein and Peter Barotz, each of whom is independent under applicable independence requirements. The board of directors has determined that Mr. Fetzer and Mr. Epstein each also satisfies the definition of “audit committee financial expert” as promulgated by the Securities and Exchange Commission.

There is no nominating, or compensation committee of the Board of Directors nor is there any committee performing similar functions.

Special Committee to Explore Strategic Opportunities

The Company’s credit facility with the Bank expired on October 1, 2009.  The bank has not called the loan and has advised the Company that it will not advance any additional funds. The obligation to the bank is currently payable upon demand.  The Company is negotiating with the Bank to provide for a temporary extension of the facility and has sought financing from other lenders. However, to date, the Company has not entered into any agreement to accomplish the foregoing.  Further, there can be no assurance that the Company will be successful in extending the facility or obtaining alternative financing. As a result, there is a significant uncertainty with respect to the Company’s ability to continue as a going concern without implementing a strategic alternative, including, among other things, raising capital through the incurrence of additional debt or the issuance of additional equity capital, the sale of one or more of the Company’s lines of business, or the sale of the Company.

In October 2009, with consideration to the Company’s working capital requirements, the Company’s Board of Directors formed a Special Committee of independent outside directors to explore and consider various strategic alternatives including proposals for additional debt or the issuance of additional equity capital, the sale of one or more of the Company’s lines of business or the sale of the Company in an effort to enhance stockholder value. The Special Committee is authorized to negotiate on behalf of the Board of Directors and to consider, pursue and accept or reject any proposals received, subject to required stockholder approval and other terms that the Special Committee determines.

The Special Committee’s members include Harris Epstein and Ronald P. Fetzer. The Special Committee has retained Ladenburg Thalmann as its independent financial advisor to assist it in its evaluation of strategic alternatives. The Special Committee has also retained independent legal counsel. There is no assurance that the Special Committee will procure or receive offers for a strategic alternative to address the Company’s capital needs, and if it does, that an agreement for a transaction will be reached, approved or consummated. The Company does not intend to provide ongoing disclosure with respect to the progress of its work unless a definitive agreement is approved and executed, or unless the Company believes disclosure is otherwise appropriate.

Item 11.          Executive Compensation

     The following table sets forth certain information with respect to compensation paid or accrued by us for services rendered to it for each of the three fiscal years ended September 30, 2009, as to Paul Mendez, our current Chief Executive Officer; Daniel S. Tamkin, our former Chief Executive Officer; John A. Poserina, our Chief Financial Officer and Secretary;  and Albert Koenig, the former President of Casey Systems Inc.  None of our other Executive Officers had aggregate remuneration in excess of $100,000.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Paul Mendez(1)	2009	250,000	-	-	-	-	-	-		250,000
CEO and Chairman	2008	5,000	-	-	-	-	-	-		5,000

Daniel S. Tamkin(2)	2008	141,000	-	-	-	-	-	341,000	(4)	482,000
	2007	192,000	-	-	-	-	-	16,000	(4)	208,000

John A. Poserina	2009	203,000	-	-	-	-	-	13,000	(5)	216,000
Chief Financial Officer	2008	203,000	-	-	-	-	-	11,000	(5)	214,000
	2007	195,000	-	-	-	-	-	11,000	(5)	206,000

Albert Koenig (3)	2008	77,000	-	-	-	-	-	186,000	(6)	263,000
	2007	197,000	-	-	-	-	-	13,000	(6)	210,000

 (1) In June 2008, we entered into an Employment Agreement with Mr. Mendez under which Mr. Mendez will serve as our President and Chief Executive Officer. The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000.  Pursuant to the Employment Agreement, in effect until September 30, 2008, we paid Mr. Mendez a salary at an annual rate of $20,000.

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

(4) Includes the following:		2009	2008	2007
	Auto	$-	$9,000	$12,000
	Medical	-	4,000	4,000
	Unused Vacation Reimbursement	-	5,000	-
	Separation Costs	-	323,000	-

(5) Includes the following:		2009	2008	2007
	Auto	$7,000	$7,000	$7,000
	Medical	6,000	4,000	4,000

(6) Includes the following:		2009	2008	2007
	Auto	$-	$-	$12,000
	Medical	-	-	1,000
	Unused Vacation Reimbursement	-	14,000	-
	Separation Costs	-	172,000	-

The following table details, as of September 30, 2009, the number and value of option exercises and value of unexercised in-the-money options held by Paul Mendez, Daniel S. Tamkin, John A. Poserina, and Albert Koenig.  There are no stock awards outstanding.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul Mendez	-	-	-	-	-	-
Daniel S. Tamkin	-	-	-	-	-	-
John A. Poserina	2/10/2005	16,000	4,000		$2.50	2/9/2010
Albert Koenig	-	-	-	-	-	-

In March 2004, Synergx’s Board of Directors and its stockholders adopted a nonqualified stock option plan ("2004 Plan"), which expired on March 10, 2009, except as to options outstanding under a prior 1997 Plan. Under the 2004 Plan, the Board of Directors may grant options to eligible employees at exercise prices not less than 100% of the fair market value of the common shares at the time the options are granted. The number of shares of Common Stock that may be issued shall not exceed an aggregate of up to 10% of our issued and outstanding shares from time to time. Options vest at a rate of 20% per year commencing one year after date of grant. Issuances under the 2004 Plan are to be reduced by options outstanding under the prior 1997 nonqualified stock option plan.

In December 1995, the Board of Directors voted to institute a 401(k) plan for nonunion employees to be effective January 1, 1996. The plan includes a profit sharing provision at the discretion of the board of directors. There was no profit sharing contribution in 2009 or in 2008.

Employment Agreements.  Each of our executive officers is covered by Employment Agreements (each, an “Employment Agreement”).

In June 2008, we entered into an Employment Agreement with Paul Mendez under which Mr. Mendez will serve as our President and Chief Executive Officer.  Under the terms of the original employment agreement, Mr. Mendez received a salary of $20,000.  On January 15, 2009, we entered into the Amendment to the Employment Agreement with Paul Mendez, retroactive to October 1, 2008.  As a result, we paid Mr. Mendez an annual base salary of $250,000 from October 1, 2008.  Pursuant to the Employment Agreement, either our Board of Directors or Mr. Mendez may terminate his employment without cause and at any time.

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

Director Compensation.  Effective April 1, 2008, non-management directors received a quarterly retainer of $5,000.  Directors also receive $600 for each committee or special meeting attended by each non-management director.  Each of our non-management directors were paid $24,800 during the fiscal year ended September 30, 2009 and $29,200 during the fiscal year ended September 30, 2008.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our outstanding Common Stock at December 28, 2009 of (i) each beneficial owner of more than five percent of the Common Stock, (ii) each of our Directors, and (iii) all of our Officers and Directors as a group.  Unless otherwise indicated, the address of the below-listed persons is our address, 209 Lafayette Drive, Syosset, NY 11791.

Common Stock Beneficially Owned At December 28, 2009

Name and Address of Beneficial Owner	Number of Shares	Percent of Shares
Paul Mendez (1)	2,068,112	39.9%
John A. Poserina (2)	48,334	*
Harris Epstein (3)	5,000	*
Peter Barotz	-	*
Ronald Fetzer	-	*

All Executive Officers and Directors as a Group (5 persons)	2,135,346	40.8%

Total Shares Issued and Outstanding	5,210,950	100%

(1) Address is 3927 59th Street, Woodside, N.Y. Mr. Paul Mendez is the Chairman of the Board of Directors and controlling shareholder of Firecom, and for purposes of Rule 13d-3 may be deemed the beneficial owner of such Shares deemed to be beneficially owned by Firecom. Thus, Mr. Mendez may be deemed, for purposes of Rule 13d-3, to be the beneficial owner of 2,068,112 Shares of the Issuer. Mr. Mendez has shared voting power over 2,068.112 Shares of the Issuer and he has shared dispositive power over 2,068.112 Shares. Mr. Mendez disclaims any economic interest or beneficial ownership of these Shares.

(2) Includes 16,000 shares of Common Stock issuable upon exercise of options granted with exercise price of $2.50 per share.

(3) Includes 5,000 shares of Common Stock issuable upon exercise of options granted with exercise price of $2.50 per share.

*      Less than 1%

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information As of September 30, 2009
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved security holders	52,000	$2.36	282,997
Equity compensation plans not approved by security holders	-		-
Total	52,000	$2.36	282,997

Item 13.          Certain Relationships and Related Transactions and Director Independence

At September 30, 2007, Firecom (a privately owned company involved in the fire alarm and life safety business) owned 1,352,544 shares or approximately 26% of the Company’s outstanding shares of common stock.  In June 2008, Firecom purchased an additional 225,568 shares and in January 2009, Firecom purchased another 490,000 shares increasing its beneficial ownership to 2,068,112 shares, equal to approximately 40% of the Company’s outstanding common stock.

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The  employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000. Mr. Mendez does not participate in the Company’s health-care or other benefit plans.  Pursuant to the employment agreement, either the Board of Directors of the Company or Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentiality provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the year ended September 30, 2009 the Company reimbursed Firecom $191,000 for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits.  These expenses are included in cost of service revenue.  For the year ended September 30, 2008 the Company paid Firecom $135,000 for the same services.  For the year ended September 30, 2009 the Company paid $50,000 to Firecom for another employee who serves in a fire alarm administrative function, no money was paid for this employee during the year ended September 30, 2008 as the employee began work for the Company in January 2009.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the year ended September 30, 2009 and there were no such transactions for the year ended September 30, 2008.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. The cost of this equipment to the Company was $22,000 and $35,000 for the years ended September 30, 2009 and 2008, respectively.  The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the years ended September 30, 2009 and 2008, these products were sold to Firecom for $395,000 and $85,000, respectively.  The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services. Firecom has not charged the Company for these services. In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

As of September 30, 2009 and 2008, the Company owed Firecom $24,000 and $3,000, respectively, which is included in Accounts Payable.

As of September 30, 2009 and 2008, Firecom owed the Company $63,000 and $34,000 respectively, which is included in Accounts Receivable.

Effective October 1, 2009, the Company entered into a lease with Firecom to lease 1,500 square feet of office space and 500 square feet of warehouse space and use of common areas at Firecom’s facility in Woodside, NY.  This facility will serve as the Company’s new service center for New York City.

The lease became effective October 1, 2009 and ends December 31, 2014.  Lease payments begin January 1, 2010 with base rent of $2,500 per month ($30,000 per year) and additional rent of approximately $15,000 per year to cover capital improvements and building taxes.  The rent payments begin January 1, 2010 and there are no charges for utilities and services.

Item 14.          Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended September 30, 2009 and 2008 are set forth in the table below:

	September 30, 2009	September 30, 2008
Audit Fees(1)	$75,000	$125,000
Tax Fees	15,000	25,000
All Other Fees	-	11,000

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Pre-Approval Policy

The charter of the Audit Committee was adopted by the board of directors in May 2007. The charter of the Audit Committee provides that the Audit Committee shall pre-approve all auditing and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimus exception (the “de minimus exception”) for non-audit services that are permitted by Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 and that are approved by the Audit Committee prior to the completion of the audit.

ITEM 15.        EXHIBITS

 (a)  Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended (6)

3.2	By Laws of the Company (2)

4.1	Specimen Common Stock Certificate (2)

10.1	Credit Facility dated October 9, 2003 between Synergx Systems Inc. as borrower and Hudson United Bank as lender. (5)

10.2	Employment Agreement between Casey Systems Inc. and Al Koenig dated as of February 17, 2005 (7)

10.3	Employment Agreement between Synergx Systems Inc. and Daniel S. Tamkin dated as of October 1, 2005 (7).

10.4	Second Amendment to Revolving Loan Agreement, Promissory Note and Other Loan Documents, between Synergx Systems Inc. and TD Banknorth, N.A., dated as of September 29, 2006. (8)

10.8	Form of Lease dated February, 2000 between Casey Systems as Tenant and First Industrial L.P. as Landlord (3)

10.9	Form of Lease dated July 23rd, 2002 between Systems Service Technology Corp as Tenant and Balbo Realty LLC as Landlord (4)

10.10.1	Form of Limited Partnership Agreement dated May 29, 2003 between 3077118 Nova Scotia ULC (a Synergx Systems owned company) and Secure 724 LP (5)

10.11	Separation Agreement and General Release dated June 2, 2008, between Daniel S. Tamkin and Synergx Systems Inc. (9)

10.12	Employment Agreement, dated as of June 10, 2008, between Synergx Systems Inc and Paul Mendez*

21	Subsidiaries of the Registrant *

23	Consent of Nussbaum Yates Berg Klein & Wolpow, LLP Independent Registered Public Accounting Firm *

31.1	Certification of Paul Mendez pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of John A. Poserina pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Paul Mendez and John A. Poserina pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
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

(3)  Reference is made to the correspondingly numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2001,which Exhibit is incorporated herein by reference.

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

(9)  Reference is made to the correspondingly numbered Exhibit to the company’s  Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2008 which Exhibit is incorporated herein by reference.

SIGNATURES

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange  Act of 1934,  the  Company has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

SYNERGX SYSTEMS INC. (Registrant)

Dated: December 29, 2009	By:	/s/ Paul Mendez
Paul Mendez,
Chief Executive Officer and Director

In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Paul Mendez Paul Mendez	Chairman, Chief Executive Officer and Director	December 29, 2009

/s/ John A. Poserina John A. Poserina	Chief Financial Officer (Principal Accounting and Financial Officer), Secretary, and Director	December 29, 2009

/s/ Harris Epstein Harris Epstein	Director	December 29, 2009

/s/ Peter Barotz Peter Barotz	Director	December 29, 2009

/s/ Ronald P. Fetzer Ronald P. Fetzer	Director	December 29, 2009