Form 10-Q
period 2009-12-31
SYNERGX SYSTEMS INC
filed 2010-02-09
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended             December 31, 2009

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

There were 5,210,950 shares outstanding of registrant’s common stock, par value $.001 per share, as of February 8, 2010.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2009
ASSETS

CURRENT ASSETS

Cash	$1,608,991	$1,502,471
Accounts receivable, principally trade, less allowance for doubtful accounts of $265,192 and $297,091, respectively	3,059,198	4,030,780
Inventories	1,802,431	1,830,773
Prepaid expenses and other current assets	363,054	312,811

TOTAL CURRENT ASSETS	6,833,674	7,676,835

PROPERTY AND EQUIPMENT -at cost, less accumulated depreciation and amortization of $2,414,377 and $2,354,000, respectively	510,680	559,332

OTHER ASSETS	175,911	186,033
TOTAL ASSETS	$7,520,265	$8,422,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable to bank	$1,475,007	$1,496,524
Notes payable – current portion	21,335	26,005
Accounts payable and accrued expenses	1,566,220	1,881,793
Deferred revenue	887,062	1,045,667

TOTAL CURRENT LIABILITIES	3,949,624	4,449,989

Notes payable - less current portion	28,329	30,656

TOTAL LIABILITIES	3,977,953	4,480,645

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized, $.01 par value - none issued and outstanding
Common stock, 10,000,000 shares authorized, $.001 par value; issued and outstanding 5,210,950 shares	5,211	5,211
Additional Paid in Capital	6,864,649	6,861,721
Accumulated deficit	(3,327,548)	(2,925,377)

TOTAL STOCKHOLDERS' EQUITY	3,542,312	3,941,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,520,265	$8,422,200

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2009	2008

Product sales	$1,579,099	$3,793,746
Subcontract sales	91,093	569,634
Service revenue	1,281,163	1,295,071
Total revenues	2,951,355	5,658,451

Cost of product sales	1,442,604	2,873,537
Cost of subcontract sales	77,140	439,253
Cost of service revenue	755,270	795,517
Selling, general and administrative	991,182	1,253,319
Depreciation and amortization	63,123	62,933
Total operating expenses	3,329,319	5,424,559

(Loss) income from operations	(377,964)	233,892

Interest expense	(20,207)	(8,163)

(Loss) income before provision for income taxes	(398,171)	225,729

Provision for income taxes:
Current	4,000	2,000

Net (loss) income	$(402,171)	$223,729

(Loss) Income Per Common Share:
Basic and diluted (loss) income per share	$(0.08)	$0.04

Weighted average number of
common shares outstanding – basic and dilutive	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(402,171)	$223,729
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization *	70,248	70,058
Share-based compensation	2,928	3,231
Changes in operating assets and liabilities:
Accounts receivable, net	971,582	(817,825)
Inventories, net	28,342	(424,630)
Prepaid expenses and other current assets	(50,243)	263,041
Other assets	-	(383)
Accounts payable and accrued expenses	(315,573)	652,160
Deferred revenue	(158,605)	21,764
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	146,508	(8,855)

INVESTING ACTIVITIES
Purchases of property and equipment	(11,474)	(9,690)
NET CASH (USED IN) INVESTING ACTIVITIES	(11,474)	(9,690)

FINANCING ACTIVITIES
Principal payments on notes payable	(6,997)	(6,824)
Proceeds from and (payments of) note payable bank-net	(21,517)	612,419
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(28,514)	605,595

NET INCREASE IN CASH	106,520	587,050

Cash at beginning of the period	1,502,471	262,742
Cash at end of the period	$1,608,991	$849,792

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$11,105	$3,982
Interest	$19,755	$7,419

* Depreciation of $7,125 is included in cost of product and service sales for the three months ended
December 31, 2009 and 2008, respectively.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result should the Company be unable to continue as a going concern

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-K for the year ended September 30, 2009.  The Company evaluated subsequent events through the date of issuance of the financial statements.

The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions.  We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carry value of assets and liabilities that are not readily apparent from other sources.

NOTE 3.  REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $82,000 and $103,000 at December 31, 2009 and September 30, 2009, respectively and have been included in other current assets.  Billings in excess of costs and estimated profits were $181,000 and $323,000 at December 31, 2009 and September 30, 2009, respectively and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are performed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4.  SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company does business directly and indirectly through electrical contractors to the New York City Transit Authority.  Net sales to this authority represented approximately 12% and 23% of total net sales in the three months ended December 31, 2009 and 2008, respectively.

No customer provided sales of 10% or more for the three months ended December 31, 2009.  One customer provided sales of 10% or more of total sales (amounting to 15%) in the three months ended December 31, 2008.  No customer owed the Company more than 10% of total accounts receivable at December 31, 2009 and one customer owed the Company an account receivable of $868,000 at December 31, 2008,

Two suppliers each accounted for more than 10% of the Company’s cost of sales for the three months ended December 31, 2009 (those suppliers amounted to 34% and 10%, respectively).  Three suppliers accounted for more than 10% of the Company’s cost of sales for the three months ended December 31, 2008 (amounting to 17%, 15% and 12%).

NOTE 5.  INVENTORIES

Inventories are stated at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and parts for service.  The cost elements of inventories include materials, labor and overhead.  In evaluating whether inventories are stated at the lower of cost or market, the Company considers such factors as the amount of inventory on hand, estimated time required to sell or use such inventory and current and expected market conditions.  Based on this evaluation, the Company records an adjustment to cost of goods sold to reduce inventories to net realizable value if required.   At December 31, 2009 and September 30, 2009 inventories are reported net of cumulative inventory write downs of $716,000 and $710,000 respectively, for slow movement and obsolescence.

NOTE 6.  NOTE PAYABLE BANK

The Company had a $2.5 million revolving credit facility (the “Credit Facility”) with TD Banknorth (“the Bank”) which expired on October 1, 2009 and at that time certain events of default existed under the loan agreement.  At the expiration date, the Bank did not call the loan but has advised the Company that it would not advance any additional funds.  In January 2010, the Company entered into a forbearance agreement with the Bank to extend the facility until April 30, 2010, which would allow the Company additional time to satisfy its obligation to the Bank or to obtain alternative financing. If there is further deterioration in the Company’s financial condition, however, the Bank shall have the right to immediately exercise any and all rights and remedies provided under the Credit Facility, including a demand for immediate payment.  The forbearance agreement required a principal payment of $200,000 at the time of closing in January 2010 (which was made at that time) and an increase in the interest rate (retroactive to December 1, 2010) from prime plus 2% (5.25%) to the Bank’s base rate plus 3% (6.25% from December 1, 2009 through December 31, 2009) for the duration of the extension period. The agreement requires monthly principal payments of $15,000 in January 2010 increasing to $25,000 per month in February, March and April of 2010. The Bank also charged, and the Company paid, a loan modification and extension fee of $25,000.

The Company’s debt to the Bank is secured by all assets of the Company and all of its operating subsidiaries.  Outstanding debt to the Bank is measured against a borrowing base, which is calculated based on eligible accounts receivable and inventories.

The agreement with the Bank includes certain restrictive covenants, which among other things, impose limitations on declaring or paying dividends, acquisitions, and making capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  As of September 30, 2009, the Company was not in compliance with certain of its covenants.  Compliance with these covenants is not a continued requirement by the bank in conjunction with the agreement to extend the facility to April 30, 2010.

As of December 31, 2009 and September 30, 2009, $1,475,000 and $1,497,000, respectively, was owed to the Bank.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (“FASB”) has issued guidance which requires companies to report basic and diluted earnings per share (“EPS”) computations.  Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company.

	For the Three Months Ended December 31,
	2009	2008
Basic and Diluted EPS Computation

Net (loss) income	$(402,171)	$223,729

Weighted average outstanding shares	5,210,950	5,210,950

Basic and diluted net (loss) income per share	$(0.08)	$0.04

*All stock options outstanding during the three months period ended December 31, 2009 and December 31, 2008 were anti-dilutive.  However, in the future the stock options may be dilutive if the market price of the Company’s common stock increases over $1.70.

NOTE 8.  INCOME TAXES

The effective income tax rate differs from the statutory rate for the three months ended December 31, 2009 and 2008 as no income tax benefit was recorded for the loss incurred during the three months ended December 31, 2009 and no income tax expense was recorded during the three months ended December 31, 2008 due to the expected use of net operating loss carryforwards on the operating profit.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods.  No accrual for interest and penalties related to uncertain tax positions was required as of December 31, 2009.  As of December 31, 2009, the Company was subject to U.S. Federal and State Income Tax examinations for the tax years ending September 30, 2006 through 2009, but at the present time, no examinations are pending or in progress.

At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2.1 million that may be used to offset future taxable income.  These loss carryforwards will expire in the years 2026 through 2029.

NOTE 9.  RELATED PARTY TRANSACTIONS

At September 30, 2008, Firecom, Inc. (“Firecom”) (a privately owned company involved in the fire alarm and life safety business) owned 1,578,112 shares or approximately 30% of the Company’s outstanding shares of common stock.  In January 2009, Firecom purchased another 490,000 shares increasing its beneficial ownership to 2,068,112 shares, equal to approximately 40% of the Company’s outstanding common stock.

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

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three months ended December 31, 2009 the Company paid Firecom $52,000 for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits.  These expenses are included in cost of service revenue.  For the three months ended December 31, 2008, the Company paid Firecom $53,000 for the same services. Also, for the three months ended December 31, 2009, the Company paid $20,000 to Firecom for another employee who serves in a fire alarm administrative function.  No reimbursement for this employee was made during the three months ended December 31, 2008 as the employee began work for the Company in January 2009.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9.  RELATED PARTY TRANSACTIONS (continued)

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the three months ended December 31, 2008 and there were no such transactions for the three months ended December 31, 2009.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. The cost of this equipment to the Company was $3,000 for the three months ended December 31, 2008 and there were no such transactions for the three months ended December 31, 2009.  The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three months ended December 31, 2009 and 2008, these products were sold to Firecom for $38,000 and $43,000, respectively.  The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  The Company has not incurred any expenses during the three months ended December 31, 2009 and 2008.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

As of December 31, 2009 and September 30 ,2009, the Company owed Firecom $-0- and $24,000, respectively, which is included in Accounts Payable. As of December 31, 2009 and September 30, 2009, Firecom owed the Company $31,000 and $63,000 respectively, which is included in Accounts Receivable.

Effective October 1, 2009, the Company entered into a lease with Firecom to lease 1,500 square feet of office space and 500 square feet of warehouse space and use of common areas at Firecom’s facility in Woodside, NY.  This facility will serve as the Company’s new service center for New York City.  The lease became effective October 1, 2009 and ends December 31, 2014.  Lease payments begin January 1, 2010 with base rent of $2,500 per month ($30,000 per year) and additional rent of approximately $15,000 per year to cover capital improvements and building taxes.  The rent payments begin January 1, 2010, and there are no charges for utilities services or the use of common space.

NOTE 10.  SPECIAL COMMITTEE TO CONSIDER STRATEGIC OPPORTUNITIES

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

The Special Committee’s members include Harris Epstein and Ronald P. Fetzer. The Special Committee has retained Ladenburg Thalmann as its independent financial advisor to assist it in its evaluation of strategic alternatives. The Special Committee has also retained independent legal counsel. There is no assurance that the Special Committee will consummate a transaction for a strategic alternative to address the Company’s capital needs.  See Note 11 Subsequent Event – Merger Agreement.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11.  SUBSEQUENT EVENT - MERGER AGREEMENT

On January 22, 2010, the “Company, Firecom and FCI Merger Corp., a newly-formed wholly-owned subsidiary of Firecom (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

The Merger Agreement provides for Firecom to acquire the Company through a merger of Merger Sub with and into the Company (the “Merger”), with the Company to be the surviving corporation.  Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than any shares owned by Firecom or Merger Sub, by the Company as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law) will be cancelled and will be converted automatically into the right to receive $0.60 in cash, without interest.

The Merger Agreement contains customary covenants and agreements, including covenants relating to the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the Merger.  The completion of the Merger is subject to fulfillment of the customary closing conditions, adoption of the Merger Agreement and the Merger by vote of holders of a majority of the outstanding shares of Common Stock at a special meeting to be called after the Company files with and obtains clearance from the SEC staff of the requisite proxy material and completion of the Merger by April 30, 2010.  One closing condition is that holders of not more than an aggregate of 10% of the Company’s outstanding shares of Common Stock have sought appraisal rights in accordance with Delaware General Corporation Law. The transaction is not subject to a financing condition.

In addition, during the period from the date of the Merger Agreement though February 8, 2010 (the “Solicitation Period”), the Company, and its officers, directors, employees and representatives, may solicit third parties to make a Superior Proposal (as defined in the Merger Agreement) to acquire the Company.  After the termination of the Solicitation Period, the Company may negotiate and consider a Superior Proposal from a Permitted Party (as defined in the agreement) or on an unsolicited basis after the termination of the Solicitation Period (an “Unsolicited Party”).  The Company and the Special Committee’s representatives solicited third parties and  several interested parties have indicated an interest as of February 8, 2010 and are considered Permitted Parties.  In the event the Merger Agreement is terminated by reason of the Company’s consideration of a Superior Proposal, the Company would not have to pay any termination fee to Firecom with respect to a Superior Proposal submitted by a Permitted Party, but would have to pay a fee in the amount of $200,000 with respect to a Superior Proposal submitted by an Unsolicited Party.  In either event, upon termination of the Merger Agreement, the Company would have to reimburse Firecom’s expenses, not to exceed $100,000.

After the Merger, the Company will be a privately-held corporation.

The foregoing summary of certain terms of the Merger Agreement does not purport to be complete, and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to Form 8-K on January 22, 2010.

NOTE 12  NASDAQ DELISTING

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

Note 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

the following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at December 31, 2009 and September 30, 2009 according to the valuation techniques the Company used to determine their fair values:

Fair Value Measurements Using Inputs Considered As:

	Fair Value	Level 1	Level 2	Level 3
Cash 9/30/09	$1,502,471	$1,502,471	$-	$-
Total 9/30/09	$1,502,471	$1,502,471	$-	$-
Cash 12/31/09	$1,579,099	$1,579,099	$-	$-
Total 12/31/09	$1,579,099	$1,579,099	$-	$-

NOTE 14.  NEW ACCOUNTING PRONOUNCEMENTS

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

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may”, ”should”, “expects”, “anticipates”, “estimates”, “believes”, ”plans”, or “projects”. Our actual results may differ materially from any forward-looking statements. We caution you not to place undue reliance on these forward-looking statements.  The forward-looking events discussed in this quarterly report may not occur, and actual events and results may differ materially and are subject to risks and uncertainties.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly revise these forward-looking statements to reflect events or circumstances after the date of this filing.

References to 2009 and 2008 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to the three months ended December 31, 2009 and December 31, 2008, respectively.

Liquidity and Capital Resources

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

The ratio of the Company’s current assets to current liabilities (current ratio) remained the same at approximately 1.73 to 1 at December 31, 2009 and at September 30, 2009. Working capital declined to $2.9 million at December 31, 2009 compared to $3.2 million at September 30, 2009. This decline in working capital is principally related to the cash requirement to fund the $402,171 net loss during the three months ended December 31, 2009.

The Company had a $2.5 million revolving credit facility (the “Credit Facility”) with TD Banknorth (“the Bank”) which expired on October 1, 2009 and at that time certain events of default existed under the loan agreement.  At the expiration date, the Bank did not call the loan but advised the Company that it would not advance any additional funds.  In January 2010, the Company entered into a forbearance agreement with the Bank to extend the facility until April 30, 2010, which would allow the Company additional time to satisfy its obligation to the Bank or to obtain alternative financing. If there is further deterioration in the Company’s financial condition, however, the Bank shall have the right to immediately exercise any and all rights and remedies provided under the Credit Facility, including a demand for immediate payment.  The forbearance agreement required a principal payment of $200,000 at the time of closing in January 2010 (which was made at that time) and an increase in the interest rate (retroactive to December 1, 2010) from prime plus 2% (5.25%) to the Bank’s base rate plus 3% (6.25% from December 1, 2009 through December 31, 2009) for the duration of the extension period. The agreement requires monthly principal payments of $15,000 in January 2010 increasing to $25,000 per month in February, March and April of 2010. The Bank also charged, and the Company paid, a loan modification and extension fee of $25,000.

The Company’s debt to the Bank is secured by all assets of the Company and all of its operating subsidiaries.  Outstanding debt to the Bank is measured against a borrowing base, which is calculated based on eligible accounts receivable and inventories.

The agreement with the Bank includes certain restrictive covenants, which among other things impose limitations on declaring or paying dividends, acquisitions, and making capital expenditures.  The Company is also required to maintain certain financial ratios and tangible net worth covenants.  As of September 30, 2009, the Company was not in compliance with certain of its covenants.

Compliance with these covenants is not a continued requirement by the Bank in conjunction with the agreement to extend the facility to April 30, 2010.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows

Net cash provided by operations for the three months ended December 31, 2009 was $146,508 as compared to $8,855 of cash being used by operations for the comparable prior year period, an increase of $155,363.  The $146,508 of cash provided by operations was primarily due to $475,503 of cash generated by net reductions in operating assets and liabilities in 2009 (primarily related to collection of accounts receivable due to the timing of payments on long standing projects) which was partially offset by the net loss of $402,171 in 2009. In comparison for the three months ended December 31, 2008, there was a net increase of operating assets and liabilities of $305,873 (which resulted from an increase in accounts receivables related to higher sales and increased inventories which were purchased in anticipation of project releases). This increase partially offset $223,729 of net income for the 2008 three month period.

In 2009, the net cash inflow of $146,508 from operations less investing activities for equipment purchases of $11,474 (compared to $9,690 of equipment purchases in 2008) and financing activities for note and bank debt payments of $28,514 resulted in net cash inflow of $106,520. This $106,520 inflow increased the Company’s cash balance to $1,608,991 at September 30, 2009.  In 2008, the Company’s $8,855 cash outflow, primarily caused by an increase in its operating assets and operating liabilities, was offset by additional bank borrowing of $612,419 so that at December 31, 2008 the Company’s bank debt was $1,130,292 and it had $849,792 as its cash balance at December 31, 2008.

Results of Operations

	Three Months Ended December 31,
	2009	2008
	(In thousands of dollars)

Product Sales	$1,579	$3,794
Subcontract Sales	91	569
Service Revenue	1,281	1,295
Total Revenue	$2,951	$5,658

Gross Profit Product	$136	$920
Gross Profit Subcontract	14	131
Gross Profit Service	526	499
Total Gross Profit	$676	$1,550

Gross Profit Product %	9%	24%
Gross Profit Subcontract %	15%	23%
Gross Profit Service %	41%	39%
Total Gross Profit %	23%	27%

Revenues

The Company's product sales decreased $2,215,000 or 58% during the three months ended December 31, 2009 to $1,579,000 compared to $3,794,000 for the prior year period. The decline in product sales was from decreases in sales of all product categories, represented by fire alarm, audio/visual and security products (primarily from transit projects).  The prior year 2008 period benefited from the installation of a fire alarm system by the building owner and tenants at a major new retail outlet center in our Long Island, NY territory amounting to $635,000 (a job of this size is unusual for this area and is not expected to occur often) and from the installation of the Company’s new Comtrak system upgrade at a large building in New York City. Revenue from this upgrade program began in December, 2008, amounted to $171,000 during the three months of 2008 and is on going and expected to be completed in 2012. Security and communication product sales declined by over $1.0 million in 2009 primarily due to continued delays by New York City Transit Authority in the release of subway station security and communication projects. Sales of audio/visual products declined  $430,000, in the 2009 period, because of the loss of the principal sales people and project engineers of this product line and the Company’s inability to find qualified replacements.

Subcontract sales decreased by $478,000 during the current three month period to $91,000 from $569,000 in the comparable prior year period.  During the 2008 period, the Company was responsible as prime contractor for the electrical installation of a major new retail outlet center amounting to sales of $387,000 and for several other large electrical installations projects compared to a few small electrical installations in 2009.

Service revenues decreased 1% during the current three month period (2009) as compared to the prior year period due to a decline in call-in-service on fire alarm systems (replacement parts and service required by buildings).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross Profit

Gross profit from product sales for the three months ended December 31, 2009 decreased 85% to $136,000 compared to $920,000 for the prior year period. The decline in absolute gross margin and the 15% decrease in gross margin percentage are primarily attributable to the major decline in product sales and the inability to absorb overhead due to the relative fixed nature of certain of these costs.  Gross profit margin as a percentage of product sales was 9% in 2009 compared to 24% in 2008.

Gross profit related to subcontract sales for the three months ended December 31, 2009 decreased in absolute terms as the Company was responsible for fewer number of electrical installations by third parties (subcontract work). The three month period of 2008 included one large installation at a major retail outlet center. The higher gross profit margin percentage in 2008 was due to higher margin percentage received on the major retail outlet center project compared to the three months of 2009 as mark ups on electrical installations were lower on the few small electrical installation in 2009.

Gross profit from service revenues improved $27,000 to $526,000 during the three months ended December 31, 2009 in spite of a decline in call-in-service on fire alarm systems (replacement parts and service required by buildings). The improvement resulted from certain reductions in the number of service technicians as the Company reevaluated its customer support staffing levels (during 2009). These cost reductions more than offset the decline in call-in-service noted above.

Loss Before Taxes

The $623,900 increase in loss before income taxes during the three months ended December 31, 2009 is primarily attributed to $901,000 of lower gross margin due to the decline in product and subcontract sales and from higher depreciation of $190 and interest expense of $12,044 in 2009. The increase in interest expense of $12,044 is primarily due to the effect of higher borrowing levels during 2009. The decrease in gross profit plus higher depreciation and interest amounts to $913,000, which was offset in part by a net $262,000 reduction in selling, general and administrative expenses and by $27,000 of higher gross profit on service revenue compared to 2008. The decrease in selling, general and administrative expenses during the 2009 period was primarily due to cost reductions efforts to lower overhead expenses. Savings from this effort came from reductions of personnel in sales, administration, information technology, and research and development and from lower costs for professional fees, insurance premiums (due to negotiated reductions), and commissions (due to lower sales). These cost reductions were net of $107,025 of additional costs incurred in 2009 involving a Special Committee to explore strategic opportunities. See Special Committee to Explore Strategic Opportunities and Subsequent Event – Merger Agreement following.

Tax Provision

The Company’s current income tax expense for the three month periods of 2009 and 2008 represent minimum state and local income or franchise taxes. No income tax benefit was recorded for the loss incurred during the three months ended December 31, 2009 and no income tax expense was recorded during the three months ended December 31, 2008 due to the expected use of net operating loss carryforwards on the operating profit.

Order Position

The Company’s order position, excluding service, at December 31, 2009 was $8,690,000 as compared to $9,000,000 at September 30, 2009 and $11,800,000 at December 31, 2008, primarily from mass transit construction projects.  The Company expects to fulfill a significant portion of its order position over the next twelve months. Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.  The Company has not, however, been successful in obtaining any significant new mass transit contracts and in November 2009 decided to withhold bidding on work involving transit authorities (See Plan of Operations below).

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

Effective November 2009, the Company decided to withhold bidding on major transit related projects since these projects extend over long periods of time and historically have been subject to extensive delays in equipment approval and acceptance (which is problematic in the need for maintaining staffing levels and project profitability) and are subject to changes in funding by the related agencies for these projects (which requires the Company to maintain a large bank line of credit). However, the Company will continue to bid on projects of very short duration that could be completed quickly, and make box type sales that do not require extensive engineering labor. At December 31, 2009, outstanding orders to electrical contractors (to New York City Transit Authority) for transit projects totaled $5.3 million and completion of these projects are dependent on release and completion dates requested by the transit authority.  One of these project’s completion could extend to 2011. Sales of transit projects represented 12% or $343,000 and 23% or $1,345,000 respectively of the total sales in the three months ended December 31, 2009 and 2008, respectively.

The Company’s two audio/visual salespeople and two project engineers are no longer with the Company. The Company does not believe it can find qualified replacements for these employees. The Company’s inability to find qualified employees, coupled with historical low gross margins on audio/visual sales, has resulted in the Company being unable to pursue audio/visual projects in 2010. The Company will complete certain audio/visual projects in 2010 but does not expect to participate in future audio/visual sales. At December 31, 2009 orders for audio/visual products amounted to $192,000.

Significant Customers and Suppliers

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 12% and 23% of total net sales in the three months ended December 31, 2009 and 2008, respectively.

No customer provided sales of 10% or more for the three months ended December 31, 2009.  One customer provided sales of 10% or more of total sales (amounting to 15%) in the three months ended December 31, 2008.  Accounts receivable from a significant customers amounted to $868,000 at December 31, 2008, and no customer owed the Company more than 10% of total accounts receivable at December 31, 2009.

Two suppliers each accounted for more than 10% of the Company’s cost of sales for the three months ended December 31, 2009 (those suppliers amounted to 34% and 10%, respectively.  Three suppliers accounted for more than 10% of the Company’s cost of sales for the three months ended December 31, 2008 (amounting to 17%, 15% and 12%).

Related Party Transactions

At September 30, 2008, Firecom (a privately owned company involved in the fire alarm and life safety business) owned 1,578,112 shares or approximately 30% of the Company’s outstanding shares of common stock.  In January 2009, Firecom purchased another 490,000 shares increasing its beneficial ownership to 2,068,112 shares, equal to approximately 40% of the Company’s outstanding common stock.

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

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three months ended December 31, 2009 the Company paid Firecom $72,000 for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits.  These expenses are included in cost of service revenue.  For the three months ended December 31, 2008 the Company paid Firecom $53,000 for the same services.  For the three months ended December 31, 2009 the Company paid $20,000 to Firecom for another employee who serves in a fire alarm administrative function.  No reimbursement for this employee was made during the three months ended December 31, 2008 as the employee began work for the Company in January 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company:

•
Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the three months ended December 31, 2008 and there were no such transactions for the three months ended December 31, 2009.

•
Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. This equipment was sold to the Company for $3,000 during the three  months ended December 31, 2008, and there were no such transactions for the three months ended December 31, 2009.

•
The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three months ended December 31, 2009 and 2008, these products were sold to Firecom for $38,000 and $43,000, respectively.  Profit margins on sales to Firecom approximate the margins on sales to other customers.

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

As of December 31, 2009 and September 30, 2009, the Company owed Firecom $18,000 and $24,000, respectively, which is included in Accounts Payable. As of December 31, 2009 and September 30, 2009, Firecom owed the Company $31,000 and $63,000 respectively, which is included in Accounts Receivable.

Special Committee to Consider Strategic Opportunities

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

The Special Committee’s members include Harris Epstein and Ronald P. Fetzer. The Special Committee has retained Ladenburg Thalmann as its independent financial advisor to assist it in its evaluation of strategic alternatives. The Special Committee has also retained independent legal counsel. There is no assurance that the Special Committee will procure or receive offers for a strategic alternative to address the Company’s capital needs, and if it does, that an agreement for a transaction will be reached, approved or consummated. See Subsequent Event – Merger Agreement.

Subsequent Event - Merger Agreement

On January 22, 2010, the “Company, Firecom, and FCI Merger Corp., a newly-formed wholly-owned subsidiary of Firecom (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  On January 14, 2010, the Company reported that its Special Committee of the Board of Directors of the Company (the “Special Committee”) had commenced discussions with Firecom regarding a proposed merger transaction.

The Merger Agreement provides for Firecom to acquire the Company through a merger of Merger Sub with and into the Company (the “Merger”), with the Company to be the surviving corporation.  Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than any shares owned by Firecom or Merger Sub, by the Company as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law) will be cancelled and will be converted automatically into the right to receive $0.60 in cash, without interest.

The Merger Agreement was entered into after negotiations between Firecom and the Special Committee, completion of the due diligence review and analysis, receipt by the Special Committee of an opinion from its financial advisor to the effect that the merger consideration payable to the public stockholders of the Company was fair, from a financial point of view, recommendation of the Special Committee, and approval by the Company’s Board of Directors (with representatives of Firecom having recused themselves from the Board meeting).  On January 22, 2010, Ladenburg Thalmann & Co. Inc, delivered an opinion to the Special Committee that, as of the date of the opinion and subject to the limitations contained therein, the consideration to be received by the Company’s stockholders pursuant to the Merger is fair to such stockholders from a financial point of view.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Merger Agreement contains customary representations and warranties of the Company, Firecom and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including covenants relating to the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the Merger.  The completion of the Merger is subject to various conditions set forth in the Merger Agreement, including fulfillment of the customary closing conditions, adoption of the Merger Agreement and the Merger by vote of holders of a majority of the outstanding shares of Common Stock at a special meeting to be called after the Company files with and obtains clearance from the SEC staff of the requisite proxy material and completion of the Merger by April 30, 2010.  The Company’s stockholders will have statutory appraisal rights in accordance with the Delaware General Corporation Law.  One closing condition is that holders of not more than an aggregate of 10% of the Company’s outstanding shares of Common Stock have sought such appraisal rights.  The transaction is not subject to a financing condition.  Upon the Merger, the Company will become a wholly-owned subsidiary of Firecom.  As of the Effective Date, the directors of the Company will resign and be replaced by designees of Firecom.

In addition, during the period from the date of the Merger Agreement though February 8, 2010 (the “Solicitation Period”), the Company, and its officers, directors, employees and representatives, may solicit third parties to make a Superior Proposal (as defined in the Merger Agreement) to acquire the Company.  Any third party solicited during the Solicitation Period or who contacted the Company during such Period, and who the Special Committee believes in good faith to have the financial capability to effect a Takeover Proposal, and who executes an Acceptable Confidentiality Agreement by February 16, 2010 would be a “Permitted Party.”  After the termination of the Solicitation Period and until the earlier of the effectiveness of the Merger or the termination of the Merger Agreement, the Company may negotiate and consider a Superior Proposal from a Permitted Party or from a person who contacted the Company on an unsolicited basis after the termination of the Solicitation Period (an “Unsolicited Party”). The Company and the Special Committee’s representatives solicited third parties and several interested parties have indicated an interest as of February 8, 2010 and are considered Permitted Parties. In the event the Merger Agreement is terminated by reason of the Company’s consideration of a Superior Proposal, the Company would not have to pay any termination fee to Firecom with respect to a Superior Proposal submitted by a Permitted Party, but would have to pay a fee in the amount of $200,000 with respect to a Superior Proposal submitted by an Unsolicited Party.  In either event, upon termination of the Merger Agreement, the Company would have to reimburse Firecom’s expenses, not to exceed $100,000.

After the Merger, the Company will be a privately-held corporation.  There will be no public market for the Company’s Common Stock, no price quotations with respect to sales prices of the Company’s Common Stock in the public market, the registration of the Company’s Common Stock under the federal securities laws will be terminated, and neither the Company nor its executive officers, directors and 5% stockholders will be required to file periodic reports with the SEC.

The foregoing summary of certain terms of the Merger Agreement does not purport to be complete, and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 2.1 to Form 8-K on January 22, 2010.

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

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SYNERGX SYSTEMS INC (Registrant)

Date: February 9, 2010	/s/	Paul Mendez
Paul Mendez
Chief Executive Officer

Date: February 9, 2010	/s/	John A. Poserina
John A. Poserina
Chief Financial Officer
(Principal Accounting and Financial Officer),
Secretary And Director