Form 10-Q
period 2010-03-31
SYNERGX SYSTEMS INC
filed 2010-05-14
CIK 823130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal quarter ended             March 31, 2010

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

There were 5,210,950 shares outstanding of registrant’s common stock, par value $.001 per share, as of May 14, 2010.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

   (Unaudiited)

	March 31, 2010	September 30, 2009
ASSETS

CURRENT ASSETS

Cash	$1,313,953	$1,502,471
Accounts receivable, principally trade, less allowance for doubtful accounts of $265,192 and $297,091, respectively	2,892,944	4,030,780
Inventories	1,933,702	1,830,773
Prepaid expenses and other current assets	547,858	312,811

TOTAL CURRENT ASSETS	6,688,457	7,676,835

PROPERTY AND EQUIPMENT -at cost, less accumulated depreciation and amortization of $2,474,502 and $2,354,000, respectively	487,542	559,332

OTHER ASSETS	167,386	186,033
TOTAL ASSETS	$7,343,385	$8,422,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable to bank	$1,210,007	$1,496,524
Notes payable – current portion	26,005	26,005
Accounts payable and accrued expenses	1,521,596	1,881,793
Deferred revenue	1,665,685	1,045,667

TOTAL CURRENT LIABILITIES	4,423,293	4,449,989

Notes payable - less current portion	16,617	30,656

TOTAL LIABILITIES	4,439,910	4,480,645

STOCKHOLDERS' EQUITY

Preferred stock, 2,000,000 shares authorized, $.01 par value - none issued and outstanding
Common stock, 10,000,000 shares authorized, $.001 par value; issued and outstanding 5,210,950 shares	5,211	5,211
Additional paid in capital	6,866,365	6,861,721
Accumulated deficit	(3,968,101)	(2,925,377)

TOTAL STOCKHOLDERS' EQUITY	2,903,475	3,941,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,343,385	$8,422,200

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2010	2009

Product sales	$1,116,861	$3,529,166
Subcontract sales	23,763	484,275
Service revenue	1,341,889	1,278,053
Total revenues	2,482,513	5,291,494

Cost of product sales	1,218,866	2,931,455
Cost of subcontract sales	19,060	396,138
Cost of service revenue	661,386	783,119
Selling, general and administrative	1,137,349	1,154,760
Depreciation and amortization	63,123	60,226
Total operating expenses	3,099,784	5,325,698

(Loss) from operations	(617,271)	(34,204)

Interest expense	(19,282)	(12,274)

(Loss) before provision for income taxes	(636,553)	(46,478)

Provision for income taxes:
Current	4,000	2,000

Net (loss)	$(640,553)	$(48,478)

(Loss) per common share:
Basic and diluted (loss) per share	$(0.12)	$(0.01)

Weighted average number of
common shares outstanding – basic and diluted	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

 SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For six months ended March 31,
	2010	2009

Product sales	$2,695,960	$7,322,912
Subcontract sales	114,856	1,053,909
Service revenue	2,623,052	2,573,124
Total revenues	5,433,868	10,949,945

Cost of product sales	2,661,470	5,804,992
Cost of subcontract sales	96,200	835,391
Cost of service revenue	1,416,656	1,578,636
Selling, general and administrative	2,128,531	2,408,079
Depreciation and amortization	126,246	123,159
Total operating expenses	6,429,103	10,750,257

(Loss) income from operations	(995,235)	199,688

Interest expense	(39,489)	(20,437)

(Loss) income before provision for income taxes	(1,034,724)	179,251

Provision for income taxes:
Current	8,000	4,000

Net (loss) income	$(1,042,724)	$175,251

(Loss) Income per common share:
Basic and diluted (loss) income per share	$(0.20)	$0.03

Weighted average number of
common shares outstanding – basic and diluted	5,210,950	5,210,950

See accompanying Notes to the Condensed Consolidated Financial Statements

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net (loss) income	$(1,042,724)	$175,251
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization *	133,371	137,409
Share-based compensation	4,644	6,461
Changes in operating assets and liabilities:
Accounts receivable, net	1,137.836	98,687
Inventories, net	(102,929)	(35,357)
Prepaid expenses and other current assets	(235,047)	671,961
Other assets	5,527	(24,995)
Accounts payable and accrued expenses	(360,197)	(348,049)
Deferred revenue	620,018	(453,366)
NET CASH PROVIDED BY OPERATING ACTIVITIES	160,499	228,002

INVESTING ACTIVITIES
Purchases of property and equipment	(48,461)	(15,524)
NET CASH (USED IN) INVESTING ACTIVITIES	(48,461)	(15,524)

FINANCING ACTIVITIES
Principal payments on notes payable	(14,039)	(13,696)
Proceeds from and (payments of) note payable bank-net	(286,517)	49,232
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(300,556)	35,536

NET (DECREASE) INCREASE IN CASH	(188,518)	248,014

Cash at beginning of the period	1,502,471	262,742
Cash at end of the period	$1,313,953	$510,756

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$11,882	$3,982
Interest	$40,848	$16,233

* Depreciation of $14,250 is included in cost of product and service sales for the six months ended
March 31, 2010 and 2009, respectively.

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

NOTE 2. PROPOSED MERGER

As discussed in Note 12, the Company entered into a Merger Agreement (as amended, the “Merger Agreement”), dated January 22, 2010, among the Company, Firecom, Inc. (“Firecom”), and FCI Merger Corp., a newly-formed wholly-owned subsidiary of Firecom (the “Merger Sub”), as amended on March 19, 2009 by Amendment No. 1 to the Merger Agreement (the “Amendment”).  The Merger Agreement, as amended, provides for Firecom to acquire the Company through a merger of Merger Sub with and into the Company (the “Merger”), with the Company to be the surviving corporation and a wholly-owned subsidiary of Firecom.  Pursuant to the Merger Agreement at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than any shares owned by Firecom or Merger Sub, by the Company as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law) will be cancelled and will be converted automatically into the right to receive $0.70 in cash, without interest and less any applicable withholding taxes.

NOTE 3.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and on a basis that is consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order not to make the financial statements misleading have been included. Results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Synergx Systems Inc. (“Synergx” or “the Company”) and Subsidiaries’ annual report on Form 10-K for the year ended September 30, 2009.  The Company evaluated subsequent events through the date of issuance of the financial statements.

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

NOTE 4.  REVENUE RECOGNITION

Product sales include sales of systems, which are similar in nature, that involve fire alarm, life safety and security (CCTV and card access), transit (train station platforms) and communication (paging, announcement and audio/visual).  Product sales represent sales of products along with the integration of technical services at a fixed price under a contract with an electrical contractor or end user customer (building owner or tenant), or customer agent.  Product sales for long term contracts are recognized, using the percentage-of-completion method of accounting.  The effects of changes in contract terms are reflected in the accounting period in which they become known.  Contract terms provide for billing schedules that differ from revenue recognition and give rise to costs and estimated profits in excess of billings, and billings in excess of costs and estimated profits.  Costs and estimated profits in excess of billing were $201,000 and $103,000 at March 31, 2010 and September 30, 2009, respectively and have been included in other current assets.  Billings in excess of costs and estimated profits were $785,000 and $323,000 at March 31, 2010 and September 30, 2009, respectively and have been included in deferred revenue.  Product sales for short term contracts are recognized when the services are performed or the product has been delivered, which is when title to the product and risk of loss have been substantially transferred to the customer and collection is reasonably assured.

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

NOTE 5.  SIGNIFICANT CUSTOMERS AND SUPPLIERS

The Company does business directly and indirectly through electrical contractors to the New York City Transit Authority.  Net sales to this authority represented approximately 9% and 14% of total net sales in the three months ended March 31, 2010 and 2009, respectively and 10% and 19%of total net sales in the six months ended March 31, 2010 and 2009.

One customer provided sales of 10% or more of total sales (amounting to 10%) in the three months ended March 31, 2010 and a different customer provided sales (amounting to 19%) for the three months ended March 31, 2009. No customer provided sales of 10% or more for the six months ended March 31, 2010 and 2009.   No customer owed the Company more than 10% of total accounts receivable at March 31, 2010 and September 30, 2009,

No suppliers accounted for more than 10% of the Company’s cost of sales for the three and six months ended March 31, 2010. Two suppliers each accounted for more than 10% of the Company’s cost of sales for the three and six months ended March 31, 2009 (those suppliers amounted to 23% and 11%, respectively for the three month period and 16% and 14% for the six month period).

NOTE 6.  INVENTORIES

Inventories are stated at the lower of cost (first–in, first–out) or market and consist primarily of raw materials and parts for service.  The cost elements of inventories include materials, labor and overhead.  In evaluating whether inventories are stated at the lower of cost or market, the Company considers such factors as the amount of inventory on hand, estimated time required to sell or use such inventory and current and expected market conditions.  Based on this evaluation, the Company records an adjustment to cost of goods sold to reduce inventories to net realizable value if required.   At March 31, 2010 and September 30, 2009 inventories are reported net of cumulative inventory write downs of $716,000 and $710,000 respectively, for slow movement and obsolescence.

NOTE 7.  NOTE PAYABLE BANK

The Company had a $2.5 million revolving credit facility (the “Credit Facility”) with TD Banknorth (“the Bank”) which expired on October 1, 2009 and at that time certain events of default existed under the loan agreement.  At the expiration date, the Bank did not call the loan but has advised the Company that it would not advance any additional funds.  In January 2010, the Company entered into a forbearance agreement with the Bank to extend the facility until April 30, 2010, which would allow the Company additional time to satisfy its obligation to the Bank or to obtain alternative financing. If there is further deterioration in the Company’s financial condition, however, the Bank shall have the right to immediately exercise any and all rights and remedies provided under the Credit Facility, including a demand for immediate payment.  The forbearance agreement required a principal payment of $200,000 at the time of closing in January 2010 (which was made at that time) and an increase in the interest rate (retroactive to December 1, 2010) from prime plus 2% (5.25%) to the Bank’s base rate plus 3% (6.25% from December 1, 2009) for the duration of the extension period. The agreement required monthly principal payments of $15,000 in January 2010 increasing to $25,000 per month in February, March and April of 2010. The Bank also charged, and the Company paid, a loan modification and extension fee of $25,000. In April 2010, the forbearance period was extended by the bank to July 31, 2010 to allow additional time for the Company to obtain financing from another lender and / or sell all or a portion of its assets and/or find investors for the Company’s business to provide funds to pay the loan in full . The extension agreement to July 31, 2010 requires monthly principal payments of $35,000 staring in May 2010 and a loan extension fee of $15,000, which was paid on the closing of the extension agreement.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.  NOTE PAYABLE BANK (continued)

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

As of March 31, 2010 and September 30, 2009, $1,210,000 and $1,497,000, respectively, was owed to the Bank.

NOTE 8.  EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (“FASB”) has issued guidance which requires companies to report basic and diluted earnings per share (“EPS”) computations.  Basic EPS excludes dilution and is based on the weighted-average common shares outstanding and diluted EPS gives effect to potential dilution of securities that could share in the earnings of the Company.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
Basic and Diluted EPS Computation	2010	2009	2010	2009
Net (loss)	$(640,553)	$(48,478)	$(1,042,724)	$175,251
Weighted average outstanding shares	5,210,950	5,210,950	5,210,950	5,210,950
Basic and diluted net (loss) income per share	$(0.12)	$(0.01)	$(0.20)	$0.03

*All stock options outstanding during the three and six months period ended March 31, 2010 and March 31, 2009 were anti-dilutive.  However, in the future the stock options may be dilutive if the market price of the Company’s common stock increases over $1.70.

NOTE 9.  INCOME TAXES

The effective income tax rate differs from the statutory rate for the three and six months ended March 31, 2010 and 2009 as no income tax benefit was recorded for the loss incurred during the three and six months ended March 31, 2010 and 2009.

The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods.  No accrual for interest and penalties related to uncertain tax positions was required as of March 31, 2010.  As of March 31, 2010, the Company was subject to U.S. Federal and State Income Tax examinations for the tax years ending September 30, 2006 through 2009, but at the present time, no examinations are pending or in progress.

At March 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2.7 million that may be used to offset future taxable income.  These loss carryforwards will expire in the years 2026 through 2029.

NOTE 10.  RELATED PARTY TRANSACTIONS

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

Mr. Paul Mendez, the Company’s President and Chief Executive Officer also serves as Chairman of the Board of Directors and Chief Executive Officer of Firecom. On June 10, 2008, the Company entered into an employment agreement with Mr. Mendez under which the Company would pay Mr. Mendez an annual base salary of $20,000.  The employment agreement was modified in January 2009 to increase Mr. Mendez’s salary, retroactive to October 1, 2008, to an annual base salary of $250,000. Mr. Mendez does not participate

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10.  RELATED PARTY TRANSACTIONS (continued)

in the Company’s health-care or other benefit plans.  Pursuant to the employment agreement, either the Board of Directors of the Company or Mr. Mendez may terminate his employment without cause and at any time. Mr. Mendez devotes approximately 50% of his time to the affairs of the Company. In the employment agreement with the Company, Mr. Mendez has agreed to certain non-competition and confidentiality provisions.

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and  services activities. For the periods ended March 31, 2010 and 2009 the Company paid Firecom $51,000 and $51,000 respectively for the three month period and $103,000 and $104,000, respectively for the six month period for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits.  These expenses are included in cost of service revenue.   Also, for the six months ended March 31, 2010 and 2009, the Company paid $20,000 and $17,000, respectively, to Firecom for another employee who serves in a fire alarm administrative function and paid $17,000 with respect to this employee for the three months ended March 31, 2009.  No reimbursement for this employee was made during the three months ended March 31, 2010 as the employee began work for the Company in January 2009 and resigned in November 2009.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company.  Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the six months ended March 31, 2009 and there were no such transactions for the three and six months ended March 31, 2010.  Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications.  There were no such transactions for the three and six months ended March 31, 2010. The cost of this equipment to the Company was $11,000 and $14,000, respectively for the three and six months ended March 31, 2009.  The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three and six months ended March 31, 2010 and 2009, these products were sold to Firecom for $1,700 and $101,000, respectively for the three month periods and $39,000 and $144,000, respectively for the six month periods.  The Company has a consulting agreement with Firecom pursuant to which Firecom provides certain hardware and software engineering and field trouble-shooting services.  The Company has not incurred any expenses during the three and six months ended March 31, 2010 and 2009.  In offering these services, Firecom has agreed to keep information confidential and refrain from use of the information in its business.

As of March 31, 2010 and September 30 ,2009, the Company owed Firecom $19,000 and $24,000, respectively, which is included in Accounts Payable. As of March 31, 2010 and September 30, 2009, Firecom owed the Company $1,000 and $63,000 respectively, which is included in Accounts Receivable.

Effective October 1, 2009, the Company entered into a lease with Firecom to lease 1,500 square feet of office space and 500 square feet of warehouse space and use of common areas at Firecom’s facility in Woodside, NY.  This facility will serve as the Company’s new service center for New York City.  The lease became effective October 1, 2009 and ends December 31, 2014.  Lease payments began January 1, 2010 with base rent of $2,500 per month ($30,000 per year), with no charges for utilities and services, plus a portion of building tax escalation and additional rent of approximately $15,000 per year to cover capital improvements and building taxes.  The rent payments began January 1, 2010, and there are no charges for utilities services or the use of common space.

As discussed in Note 12, the Company entered into a Merger Agreement, dated January 22, 2010, among the Company, Firecom, and FCI Merger Corp., as amended on March 19, 2009 by Amendment No. 1 to the Merger Agreement.

NOTE 11.  SPECIAL COMMITTEE TO CONSIDER STRATEGIC OPPORTUNITIES

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
(UNAUDITED)

NOTE 11.  SPECIAL COMMITTEE TO CONSIDER STRATEGIC OPPORTUNITIES (continued)

The Special Committee’s members include Harris Epstein and Ronald P. Fetzer. The Special Committee has retained Ladenburg Thalmann as its independent financial advisor to assist it in its evaluation of strategic alternatives. The Special Committee has also retained independent legal counsel.

The Special Committee unanimously determined that the Merger Agreement, as discussed in Note 12, is fair to, and in the best interests of, the stockholders of the Company, and recommended to the board of directors of the Company that it approve and adopt the Merger Agreement and the transactions contemplated thereby.

NOTE 12.  SPECIAL EVENT - MERGER AGREEMENT

The Company entered into a Merger Agreement (as amended, the “Merger Agreement”), dated January 22, 2010, among the Company, Firecom and the “Merger Sub”), as amended on March 19, 2010 by Amendment No. 1 to the Merger Agreement (the “Amendment”).  The Merger Agreement, as amended, provides for Firecom to acquire the Company through a merger of Merger Sub with and into the Company (the “Merger”), with the Company to be the surviving corporation and a wholly-owned subsidiary of Firecom.  Pursuant to the Merger Agreement at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than any shares owned by Firecom or Merger Sub, by the Company as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law) will be cancelled and will be converted automatically into the right to receive $0.70 in cash, without interest and less any applicable withholding taxes.

The Merger Agreement contains customary covenants and agreements, including covenants relating to the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the Merger.  The completion of the Merger is subject to fulfillment of the customary closing conditions, adoption of the Merger Agreement and the Merger by vote of holders of a majority of the outstanding shares of Common Stock at a special meeting to be called after the Company files with and obtains clearance from the SEC staff of the requisite proxy material and completion of the Merger by June 30, 2010.  One closing condition is that holders of not more than an aggregate of 10% of the Company’s outstanding shares of Common Stock have sought appraisal rights in accordance with Delaware General Corporation Law. The transaction is not subject to a financing condition.

 Under the original Merger Agreement, during the period from the date of the Merger Agreement though February 8, 2010 (the “Solicitation Period”), the Company, and its officers, directors, employees and representatives, were permitted to solicit third parties to make a Superior Proposal (as defined in the Merger Agreement) to acquire the Company.  Any third party solicited during the Solicitation Period or who contacted the Company during such Period, and who the Special Committee believed in good faith to have the financial capability to effect a Takeover Proposal, and who executed an Acceptable Confidentiality Agreement by February 16, 2010 was deemed a “Solicited Party.”  After the termination of the Solicitation Period and until the earlier of the effectiveness of the Merger or the termination of the Merger Agreement, the Company may negotiate and consider a Superior Proposal from a Solicited Party or from a person who contacted the Company on an unsolicited basis after the termination of the Solicitation Period (an “Unsolicited Party”).  In the event the Merger Agreement is terminated by reason of the Company’s consideration of a Superior Proposal, the Company would not have to pay any termination fee to Firecom with respect to a Superior Proposal submitted by a Solicited Party, but would have to pay a fee in the amount of $200,000 with respect to a Superior Proposal submitted by an Unsolicited Party.  In either event, upon termination of the Merger Agreement, the Company would have to reimburse Firecom’s expenses, not to exceed $100,000.

Pursuant to the Amendment, and in consideration of Firecom agreeing to increase the Merger Consideration to $.70 per share,  any party which may have been considered a “Solicited Party” during the “Solicitation Period” shall no longer be considered to have such status for all purposes of the Merger Agreement.  Further, as required by the Amendment, Firecom has placed $500,000 into an escrow account to be held until the first to occur of: (i) the closing of the Merger at which time the escrow funds shall be applied to the consideration to be paid to the Company’s stockholders, (ii) the termination of the Merger Agreement other than by reason of the failure to obtain the Company’s stockholder’s approval at the meeting at which time the escrow funds shall be returned to Firecom, subject to any right of the Company to be reimbursed for expenses, and (iii) the termination of the Merger Agreement by reason of the failure to obtain the Company’s stockholder’s approval at the meeting at which time the escrow funds shall be delivered to the Company.  In addition, upon a third party Takeover Proposal being determined as a Superior Proposal, such third party must deposit $100,000 with the Company, by reason of costs incurred and to be incurred by it, and upon entering into an acquisition agreement with the Company the third party must deposit $400,000 pursuant to an escrow agreement similar to the one that the Company had with Firecom.

After the Merger, the Company will be a privately-held corporation.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12.  SPECIAL EVENT - MERGER AGREEMENT (continued)

The foregoing summary of certain terms of the Merger Agreement and the Amendment does not purport to be complete, and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which have been filed with the Securities and Exchange Commission.

NOTE 13  NASDAQ DELISTING

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

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets that were accounted for at fair value on a recurring basis at March 31, 2010 and September 30, 2009 according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements Using Inputs Considered As:
	Fair Value	Level 1	Level 2	Level 3
Cash 9/30/09	$1,502,471	$1,502,471	$-	$-
Total 9/30/09	$1,502,471	$1,502,471	$-	$-
Cash 3/31/10	$1,313,953	$1,313,953	$-	$-
Total 3/31/10	$1,313,953	$1,313,953	$-	$-

NOTE 15.  NEW ACCOUNTING PRONOUNCEMENTS

On January 21, 2010 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, amending Accounting Standards Codification (ASC) 820 (formerly Statement of Financial Accounting Standards No. 157). New disclosures related to transfers in and out of Level 1 and Level 2 measurements and separate disclosures about purchases, shares, issuances, and settlements relating to Level 3 measurements are required. ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 measurements disclosures about purchases, shares, issuances, and settlements which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial condition or results of operations.

SYNERGX SYSTEMS INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15.  NEW ACCOUNTING PRONOUNCEMENTS (continued)

On February 24, 2010 the FASB issued ASU 2010-09, which amends ASC 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires entities to evaluate subsequent events through the date the financial statements are issued. ASU 210-09 is effective immediately for financial statements that are issued or available to be issued. The adoption of ASU 2010-09 did not have a material impact on the Company’s financial condition or results of operations. See Note 3 for disclosures associated with adoption of this standard.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s consolidated financial statements.

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

References to 2010 and 2009 within the Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to the three and six months ended March 31, 2010 and March 31, 2009, respectively.

Overview

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

Synergx's business is conducted through subsidiaries in the New York City metropolitan area. Synergx conducts its business in New York principally through Casey Systems Inc. (“Casey”) and, effective October 1, 2009, Casey Fire Systems Inc. (Casey Fire) its wholly owned subsidiaries located in New York City and Long Island, New York.

Proposed Merger

Synergx entered into a Merger Agreement (as amended, the “Merger Agreement”), dated January 22, 2010, among Synergx, Firecom, Inc. (“Firecom”), and FCI Merger Corp., a newly-formed wholly-owned subsidiary of Firecom (the “Merger Sub”), as amended on March 19, 2009 by Amendment No. 1 to the Merger Agreement (the “Amendment”).  The Merger Agreement, as amended, provides for Firecom to acquire Synergx through a merger of Merger Sub with and into Synergx (the “Merger”), with Synergx to be the surviving corporation and a wholly-owned subsidiary of Firecom.  Pursuant to the Merger Agreement at the effective time of the Merger, each issued and outstanding share of common stock of Synergx (other than any shares owned by Firecom or Merger Sub, by Synergx as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law) will be cancelled and will be converted automatically into the right to receive $0.70 in cash, without interest and less any applicable withholding taxes.

Liquidity and Capital Resources

The current economic environment is making it very difficult to maintain revenue levels and margins as projects are being postponed and customers are asking for price reductions. Since the beginning of the 2009 calendar year, we have incurred losses as a result of slower economic activity and delays in the release of transit project shipments requested by New York City Transit. These delays in transit project shipments continue to affect our revenues, income and liquidity. To offset these price reductions and shipment delays, management has implemented reductions in staffing levels and overheads in order to lower operating expenses and return to profitability.  These cost reductions took effect at different periods during 2009, the last being in August 2009, and are expected to approximate $1,700,000 on an annualized basis.

The ratio of the Company’s current assets to current liabilities (current ratio) decreased to approximately 1.51 to 1 at March 31, 2010 compared to 1:73 to 1 at September 30, 2009. Working capital declined to $2.3 million at March 31, 2010 compared to $3.2 million at September 30, 2009. This decline in working capital is principally related to the cash requirement to fund the $1,042,724 net loss during the six months ended March 31, 2010.

The Company had a $2.5 million revolving credit facility (the “Credit Facility”) with TD Banknorth (“the Bank”) which expired on October 1, 2009 and at that time certain events of default existed under the loan agreement.  At the expiration date, the Bank did not call the loan but advised the Company that it would not advance any additional funds.  In January 2010, the Company entered into a forbearance agreement with the Bank to extend the facility until April 30, 2010, which would allow the Company additional time to satisfy its obligation to the Bank or to obtain alternative financing. If there is further deterioration in the Company’s financial condition, however, the Bank shall have the right to immediately exercise any and all rights and remedies provided under the Credit Facility, including a demand for immediate payment.  The forbearance agreement required a principal payment of $200,000 at the time of closing in January 2010 (which was made at that time) and an increase in the interest rate (retroactive to December 1, 2009) from prime plus 2% (5.25%) to the Bank’s base rate plus 3% (6.25% from December 1, 2009) for the duration of the extension period. The agreement required monthly principal payments of $15,000 in January 2010 increasing to $25,000 per month in February, March and April of 2010. These monthly payments have been made.  The Bank also charged, and the Company paid, a loan modification and extension fee of $25,000.  In April 2010, the forbearance period was extended by the bank to July 31, 2010 to allow additional time for the Company to obtain financing from another lender and / or sell all or a portion of its assets and/or find investors for the Company’s business to provide funds to pay the loan in full. The extension agreement to July 31, 2010 requires monthly principal payments of $35,000 stating in May 2010 and a loan extension fee of $15,000, which was paid on the closing of the extension agreement.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Notwithstanding the forbearance agreement, the Bank has reserved an immediate right to demand payment in full and has and had no obligation to refrain from commencing collection action against the Company to collect the outstanding amounts due. The Bank’s willingness to continue to refrain from demanding immediate payment in full of all Obligations and not commence collection action is in the sole and absolute discretion of Bank.

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

Compliance with these covenants is not a continued requirement by the Bank in conjunction with the agreement to extend the facility to July 31, 2010.

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

Cash Flows

Net cash provided by operations for the six months ended March 31, 2010 was $160,499 as compared to $228,002 for the prior year period, a decrease of $67,503.  The $160,499 of cash provided by operations was primarily due to $1,065,208 of cash generated by net reductions in operating assets and liabilities in 2010. This resulted from collection of accounts receivable due to the timing of payments on long standing projects and receipt of $583,000 under a stored material arrangement for a transit related project, which had the effect of increasing deferred revenue. This inflow of $1,065,208 plus non-cash charges for depreciation and amortization ($133,371) and stock based compensation ($4,644) amounted to $1,203,223. This inflow was offset by the net loss of $1,042,724, resulting in $160,499 net cash being provided by operations. In comparison for the six months ended March 31, 2009, there was a use of cash caused by a net increase of operating assets and liabilities of $91,119 (which primarily resulted from a decrease in deferred revenues of $497,000 attributable to a signage display at a convention center). This increase partially offset $175,251 of net income and non-cash charges for depreciation, amortization and stock based compensation of $143,870, resulting in $228,002 being provided during the 2009 six month period.

In 2010, the net cash inflow of $160,499 from operations was reduced by cash used  in investing activities for equipment purchases of $48,461 (compared to $15,524 of equipment purchases in 2009) and financing activities for note ($14,039) and bank debt payments ($286,517) resulting in net cash outflow of $188,518. This $188,518 outflow decreased the Company’s cash balance to $1,313,953 at March 31, 2010.  In 2009, the Company’s $248,002 cash inflow from operations, primarily caused by net income of $175,251 and non-cash charges (for depreciation, amortization and stock based compensation) of $143,870, along with additional bank borrowing of  $49,232  and note payments $13,696 totaled $277,234. This total inflow was used for equipment purchases of $15,524 and the balance of $248,014 increased  the Company’s cash balance at March 31, 2009 to $510,756 and at that time the Company’s bank debt was $567,105.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(In thousands of dollars)

Product Revenue	$1,117	$3,529	$2,696	$7,323
Subcontract Revenue	24	484	115	1,054
Service Revenue	1,342	1,278	2,623	2,573
Total Revenue	$2,483	$5,291	$5,434	$10,950

Gross Profit (Loss) Product	(102)	598	35	1,518
Gross Profit Subcontract	5	88	19	219
Gross Profit Service	681	495	1,206	994
Total Gross Profit	$584	$1,181	$1,260	$2,731

Gross Margin (Loss) Product %	(9)%	17%	1%	21%
Gross Margin Subcontract%	21%	18%	17%	21%
Gross Margin Service %	51%	39%	46%	39%

Revenues

The Company's product sales decreased $2,412,000 or 68% during the three months ended March 31, 2010 to $1,117,000 compared to $3,529,000 for the prior year period. The decline in product sales was from decreases in sales of all product categories, represented by fire alarm, audio/visual and security products (primarily from transit projects).  Sales of audio/visual products declined $1.1 million to $161,000, in the 2010 period, because of the loss of the principal sales people and project engineers of this product line and the Company’s inability to find qualified replacements. In contrast, audio/visual product sales in the prior year 2009 period benefited from $862,000 of revenue from a signage project at a convention center (in addition to this product revenue, the Company earned subcontract revenue on this project of $132,000 as noted below for a total contract amount of $994,000). Security and communication product sales declined by over $550,000 in 2010 primarily due to continued delays by New York City Transit Authority in the release of subway station security and communication projects. The prior year 2009 period also benefited from the installation of a fire alarm system by the building owner and tenants at a major new retail outlet center in our Long Island, NY territory amounting to $223,000 (a job of this size is unusual for this area and is not expected to occur often) and from the installation of the Company’s new Comtrak system upgrade at a large building in New York City. Revenue from this upgrade program began in December, 2008, amounted to $143,000 during the three months of 2009 and is ongoing (revenue of only $16,000 for the 2010 three month period) and expected to be completed in 2012.

Product sales decreased $4,627,000 or 63% during the six months ended March 31, 2010 to $2,696,000 compared to $7,323,000 for the prior year period. The decline in product sales was from decreases in sales of all product categories, represented by fire alarm, audio/visual and security products (primarily from transit projects).  Sales of audio/visual products declined $1.5 million, in the 2010 period, because of the loss of the principal sales people and project engineers of this product line and the Company’s inability to find qualified replacements. In contrast the prior year 2009 period benefited from the one time sale of an $862,000 signage project at a convention center. The prior year 2009 period benefited from the installation of a fire alarm system by the building owner and tenants at a major new retail outlet center in our Long Island, NY territory amounting to $635,000 (a job of this size is unusual for this area and is not expected to occur often) and from the installation of the Company’s new Comtrak system upgrade at a large building in New York City. Revenue from this upgrade program began in December, 2008, amounted to $314,000 during the six months of 2009 and is on going and expected to be completed in 2012. Security and communication product sales declined by over $1,575,000 in 2010 primarily due to continued delays by New York City Transit Authority in the release of subway station security and communication projects.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Subcontract sales decreased by $460,000 during the current three month period of 2010 to $24,000 from $484,000 in the comparable prior year period.  During the 2009 period, the Company was responsible as prime contractor for the installation of a large display signage at a convention center which provided subcontract revenue of 132,000  and from a fire alarm installations at a major new retail outlet center amounting to subcontract sales of $387,000 and for several other large electrical installations projects compared to a few small electrical installations in 2010.

Subcontract sales decreased by $939,000 during the six month period of 2010 to $115,000 from $1,054,000 in the comparable prior year period.  During the 2009 period, the Company was responsible as prime contractor for the electrical installation of both the large display signage at a convention center ($132,000 of subcontract revenue) and for a fire alarm at a major new retail outlet center  ($387,000 of subcontract revenue) and for a school security system ($117,000) of subcontract revenue) and for several other large electrical installations projects compared to a few small electrical installations in 2010.

Service revenues increased 5% and 2% during the current three and six month periods (2010) ,respectively, as compared to the prior year periods due to an increase in service contract revenue on fire alarm systems (reoccurring service required by buildings).

Gross Profit

Gross profit from product sales for the three months ended March 31, 2010 decreased 115% to negative gross profit of $102,000 compared to gross profit of $598,000 for the prior year period. The decline in absolute gross margin and the 26% decrease in gross margin percentage are primarily attributable to the major decline in product sales and the inability to absorb overhead due to the relative fixed nature of certain of these costs, particularly fixed engineering cost with respect to transit projects. As a consequence gross profit margin as a percentage of product sales was negative 9% in 2010 compared to positive 17% in 2009.

Gross profit from product sales for the six months ended March 31, 2010 decreased 98% to gross profit of only $35,000 compared to gross profit of $1,518,000 for the prior year period. The decline in absolute gross margin and the 20% decrease in gross margin percentage are primarily attributable to the major decline in product sales and the inability to absorb overhead due to the relative fixed nature of certain of these costs, particularly fixed engineering cost with respect to transit projects.

Gross profit related to subcontract sales for the three months ended March 31, 2010 decreased in absolute terms as the Company was responsible for only a few small electrical installations by third parties (subcontract work). The three month period of 2009 included several large installations involving the subcontract portion of a signage display at a convention center, a fire alarm system at a major retail outlet center and a security system at a school. The higher gross profit margin percentage in 2010 was due to higher margin percentage received on the few small electrical installation in 2010.

Gross profit related to subcontract sales for the six months ended March 31, 2010 decreased in absolute terms as the Company was responsible for fewer number of electrical installations by third parties (subcontract work). The six month period of 2009 included a large signage display at a conventions center, a fire alarm system at a major retail outlet center and a security system at a school. The higher gross profit margin percentage in 2009 was due to higher margin percentage received on the major retail outlet center project compared to the six months of 2010 as mark ups on electrical installations were lower on the electrical installation in 2010.

Gross profit from service revenues improved $186,000 to $681,000 during the three months ended March 31, 2010 and improved $212,000 to $1,206,000 during the six month period ended March 31, 2010.This improvement in gross profit was due to an increase in service revenue of $64,000 and $50,000 for the three and six month periods, respectively, in 2010 and from an improvement for these periods that resulted from certain reductions in the number of service technicians as the Company reevaluated its customer support staffing levels (during 2010).

Loss Before Taxes

The loss before income taxes for the three and six months of 2010 include $218,916 and $325,941, respectively, of additional costs (legal, investment banking, and special committee) involving a Special Committee to explore strategic opportunities and a resulting subsequent merger agreement. See Special Committee to Explore Strategic Opportunities and Special Event – Merger Agreement following.

After adjusting for the strategic opportunities / merger costs, there was a $371,159 increase in loss before income taxes during the three months ended March 31, 2010 which is primarily attributed to $783,150 of lower gross margin caused by the decline in product and subcontract sales and from higher depreciation of $2,897 and interest expense of $7,008 in 2010. The increase in interest expense of $7,008 is primarily due to the effect of higher borrowing levels during 2010. The decrease in gross profit plus higher depreciation and interest amounts to $793,055, which was offset in part by a $236,327 reduction in selling, general and administrative expenses (excluding strategic opportunities / merger expenses) and by $185,569 of higher gross profit on service revenue compared to 2009. The decrease in selling, general and administrative expenses during the 2010 period was primarily due to cost reductions efforts to lower overhead expenses. Savings from this effort came from reductions of personnel in sales, administration, and information technology, and from lower costs for professional fees, insurance premiums (due to negotiated reductions), and commissions (due to lower sales).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

After adjusting for the above noted strategic opportunities / merger costs there was a $888,034 increase in loss before income taxes during the six months ended March 31, 2010 which is primarily attributed to $1,683,292 of lower gross margin due to the substantial decline in product and subcontract sales and from higher depreciation of $3,087 and interest expense of $19,052 in 2010. The increase in interest expense of $19,052 is primarily due to the effect of higher borrowing levels during 2010. The decrease in gross profit plus higher depreciation and interest amounts to $1,705,431 which was offset in part by a $605,489 reduction in selling, general and administrative expenses (excluding strategic opportunities / merger expenses) and by $211,908 of higher gross profit on service revenue compared to 2009. The decrease in selling, general and administrative expenses during the 2010 period was primarily due to cost reductions efforts to lower overhead expenses. Savings from this effort also came from reductions of personnel in sales, administration, and  information technology, and from lower costs for professional fees, insurance premiums (due to negotiated reductions), and commissions (due to lower sales).

Tax Provision

The Company’s current income tax expense for the three and six month periods of 2010 and 2009 represent minimum state and local income or franchise taxes. No income tax benefit was recorded for the loss incurred during the three and six months ended March 31, 2010 and 2009, respectively.

Order Position

The Company’s order position, excluding service, at March 31, 2010 was $8,400,000 as compared to $9,000,000 at September 30, 2009 and $9,100,000 at March 31, 2009, and is primarily from mass transit construction projects.  The Company expects to fulfill a significant portion of its order position over the next twelve months. Due to the fact that the Company’s products are sold and installed as part of larger mass transit construction projects, there is typically a delay between the booking of the contract and its revenue realization.  The order position includes, and the Company continues to bid on projects that might include, significant subcontractor labor (electrical installation performed by others). The Company expects to be active in seeking orders where the Company would act as a prime contractor and be responsible for management of the project as well as electrical installation.  The Company has not, however, been successful in obtaining any significant new mass transit contracts and in November 2009 decided to withhold bidding on work involving transit authorities (See Plan of Operations below).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

During the remainder of fiscal 2010, management intends to maintain its cost reduction initiatives and to focus on marketing programs for the sale of fire alarm products and to further develop its service contract business.

Effective November 2009, the Company decided to withhold bidding on major transit related projects since these projects extend over long periods of time and historically have been subject to extensive delays in equipment approval and acceptance (which is problematic in the need for maintaining staffing levels and project profitability) and are subject to changes in funding by the related agencies for these projects (which requires the Company to maintain a large bank line of credit). However, the Company will continue to bid on projects of very short duration that could be completed quickly, and make box type sales that do not require extensive engineering labor. At March 31, 2010, outstanding orders to electrical contractors (to New York City Transit Authority) for transit projects totaled $4.9 million and completion of these projects are dependent on release and completion dates requested by the transit authority.  One of these project’s completion could extend into 2011. Sales of transit projects represented 9% or $215,000 and 14% or $756,000 respectively of the total sales in the three months ended March 31, 2010 and 2009, respectively. Sales of transit projects represented 10% or $559,000 and 19% or $2,092,000 respectively of the total sales in the six months ended March 31, 2010 and 2009, respectively.

The Company’s two audio/visual salespeople and two project engineers are no longer with the Company. The Company does not believe it can find qualified replacements for these employees. The Company’s inability to find qualified employees, coupled with historical low gross margins on audio/visual sales, has resulted in the Company being unable to pursue audio/visual projects in 2010. The Company will complete certain audio/visual projects in 2010 but does not expect to participate in future audio/visual sales. At March 31, 2010 orders for audio/visual products amounted to $59,000.

At the beginning of fiscal 2010, management also intended to focus on sale of security products to schools and hotels.  After having been unsuccessful in obtaining significant new orders for security products to schools during the six months ended March 31, 2010, the Company reduced some of its staff participating in security products. This reduction included elimination of the direct sales person for this product category.  However, the Company will continue to pursue the sale of security products to hotels. At March 31, 2010 orders for security products amounted to $471,000.

Significant Customers and Suppliers

The Company does business directly and indirectly through electrical contractors to New York City Transit Authority.  Net sales to this authority represented approximately 9% and 14% of total net sales in the three months ended March 31, 2010 and 2009, respectively and approximately 10% and 19% of total net sales in the six months ended March 31, 2010 and 2009, respectively.

One customer provided sales of 10% or more for the three months ended March 31, 2010 and a different customer provided sales  (amounting to 19%) in the three months ended March 31, 2009.  No customer provided sales of 10% or more for the six months ended March 31, 2010 and 2009.  No customer owed the Company more than 10% of total accounts receivable at March 31, 2010 or September 30, 2009.

No suppliers accounted for more than 10% of the Company’s cost of sales for the three and six months ended March 31, 2010. Two suppliers each accounted for more than 10% of the Company’s cost of sales for the three and six months ended March 31, 2009 (those suppliers amounted to 23% and 11%, respectively for the three month period and 16% and 14% for the six month period).

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Firecom also provides the Company with a full time employee who serves as President of the Company’s fire alarm products and services activities. For the three and six months ended March 31, 2010 the Company paid Firecom $51,000 and $103,000, respectively, for the services of this individual, which includes reimbursement for salary, payroll taxes and other employee benefits.  These expenses are included in cost of service revenue.  For the three and six months ended March 31, 2009 the Company paid Firecom $51,000 and $104,000, respectively, for the same services.  For the six months ended March 31, 2010 and 2009 the Company paid $20,000 and $17,000, respectively, to Firecom for another employee who serves in a fire alarm administrative function and paid $17,000 with respect to this employee for the three months ended March 31, 2009.  No reimbursement for this employee was made during the three months ended March 31, 2010 as the employee began work for the Company in January 2009 and resigned in November 2009.

The Company and Firecom have entered into several transactions that are not financially material to the revenues, gross profit or net income (loss) of the Company:

•
Firecom has provided certain sales leads to the Company for products Firecom does not sell. These sales leads have resulted in additional sales of products to customers. The Company has paid Firecom a 2% sales commission related to these sales which amounted to $6,000 for the six months ended March 31, 2009 and there were no such transactions for the three and six months ended March  31, 2010.

•
Firecom has manufactured and sold to the Company certain fire alarm equipment made to the Company’s specifications. there were no such transactions for the three and six months ended March 31, 2010.  This equipment was sold to the Company for $11,000 and $14,000 during the three and six months ended March 31, 2009.

•
The Company from time to time has purchased and sold certain products used in Firecom’s business.  During the three and six months ended March 31, 2010 and 2009, these products were sold to Firecom for $2,000 and $101,000, respectively for the three month periods and $39,000 and $144,000, respectively for the six month periods.  Profit margins on sales to Firecom approximate the margins on sales to other customers.

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

As of March 31, 2010 and September 30, 2009, the Company owed Firecom $19,000 and $24,000, respectively, which is included in Accounts Payable. As of March 31, 2010 and September 30, 2009, Firecom owed the Company $1,000 and $63,000 respectively, which is included in Accounts Receivable.

Effective October 1, 2009, the Company entered into a lease with Firecom to lease 1,500 square feet of office space and 500 square feet of warehouse space and use of common areas at Firecom’s facility in Woodside, NY.  This facility will serve as the Company’s new service center for New York City.  The lease became effective October 1, 2009 and ends December 31, 2014.  Lease payments began January 1, 2010 with base rent of $2,500 per month ($30,000 per year), with no charges for utilities and services, plus a portion of building tax escalation and additional rent of approximately $15,000 per year to cover capital improvements and building taxes.  The rent payments began January 1, 2010, and there are no charges for utilities services or the use of common space.

The Company entered into a Merger Agreement, dated January 22, 2010, among the Company, Firecom, and FCI Merger Corp., as amended on March 19, 2009 by Amendment No. 1 to the Merger Agreement.

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

The Special Committee unanimously determined that the Merger Agreement, as discussed in Note 12, is fair to, and in the best interests of, the stockholders of the Company, and recommended to the board of directors of the Company that it approve and adopt the Merger Agreement and the transactions contemplated thereby.

Special Event - Merger Agreement

The Company entered into a Merger Agreement (as amended, the “Merger Agreement”), dated January 22, 2010, among the Company, Firecom and the “Merger Sub”), as amended on March 19, 2009 by Amendment No. 1 to the Merger Agreement (the “Amendment”).  The Merger Agreement, as amended, provides for Firecom to acquire the Company through a merger of Merger Sub with and into the Company (the “Merger”), with the Company to be the surviving corporation and a wholly-owned subsidiary of Firecom.  Pursuant to the Merger Agreement at the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than any shares owned by Firecom or Merger Sub, by the Company as treasury stock, or by any stockholders who are entitled to, and who properly exercise, appraisal rights under Delaware law) will be cancelled and will be converted automatically into the right to receive $0.70 in cash, without interest and less any applicable withholding taxes.

The Merger Agreement contains customary covenants and agreements, including covenants relating to the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the Merger.  The completion of the Merger is subject to fulfillment of the customary closing conditions, adoption of the Merger Agreement and the Merger by vote of holders of a majority of the outstanding shares of Common Stock at a special meeting to be called after the Company files with and obtains clearance from the SEC staff of the requisite proxy material and completion of the Merger by June 30, 2010.  One closing condition is that holders of not more than an aggregate of 10% of the Company’s outstanding shares of Common Stock have sought appraisal rights in accordance with Delaware General Corporation Law. The transaction is not subject to a financing condition.

Under the original Merger Agreement, during the period from the date of the Merger Agreement though February 8, 2010 (the “Solicitation Period”), the Company, and its officers, directors, employees and representatives, were permitted to solicit third parties to make a Superior Proposal (as defined in the Merger Agreement) to acquire the Company.  Any third party solicited during the Solicitation Period or who contacted the Company during such Period, and who the Special Committee believed in good faith to have the financial capability to effect a Takeover Proposal, and who executed an Acceptable Confidentiality Agreement by February 16, 2010 was deemed a “Solicited Party.”  After the termination of the Solicitation Period and until the earlier of the effectiveness of the Merger or the termination of the Merger Agreement, the Company may negotiate and consider a Superior Proposal from a Solicited Party or from a person who contacted the Company on an unsolicited basis after the termination of the Solicitation Period (an “Unsolicited Party”).  In the event the Merger Agreement is terminated by reason of the Company’s consideration of a Superior Proposal, the Company would not have to pay any termination fee to Firecom with respect to a Superior Proposal submitted by a Solicited Party, but would have to pay a fee in the amount of $200,000 with respect to a Superior Proposal submitted by an Unsolicited Party.  In either event, upon termination of the Merger Agreement, the Company would have to reimburse Firecom’s expenses, not to exceed $100,000.

Pursuant to the Amendment, and in consideration of Firecom agreeing to increase the Merger Consideration to $.70 per share,  any party which may have been considered a “Solicited Party” during the “Solicitation Period” shall no longer be considered to have such status for all purposes of the Merger Agreement.  Further, as required by the Amendment, Firecom has placed $500,000 into an escrow account to be held until the first to occur of: (i) the closing of the Merger at which time the escrow funds shall be applied to the consideration to be paid to the Company’s stockholders, (ii) the termination of the Merger Agreement other than by reason of the failure to obtain the Company’s stockholder’s approval at the meeting at which time the escrow funds shall be returned to Firecom, subject to any right of the Company to be reimbursed for expenses, and (iii) the termination of the Merger Agreement by reason of the failure to obtain the Company’s stockholder’s approval at the meeting at which time the escrow funds shall be delivered to the Company.  In addition, upon a third party Takeover Proposal being determined as a Superior Proposal, such third party must deposit $100,000 with the Company, by reason of costs incurred and to be incurred by it, and upon entering into an acquisition agreement with the Company the third party must deposit $400,000 pursuant to an escrow agreement similar to the one that the Company had with Firecom.

 After the Merger, the Company will be a privately-held corporation.

The foregoing summary of certain terms of the Merger Agreement and the Amendment does not purport to be complete, and is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which have been filed with the U.S. Securities and Exchange Commission.

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

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SYNERGX SYSTEMS INC (Registrant)

Date: May 14, 2010	/s/	Paul Mendez
Paul Mendez
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	/s/	John A. Poserina
John A. Poserina
Chief Financial Officer
(Principal Accounting and Financial Officer),
Secretary And Director